Form 10QSB
period 2004-03-31
NORTHWEST PASSAGE VENTURES LTD
filed 2004-09-13
CIK 1265840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
      OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

Commission file number: 333-110052

NORTHWEST PASSAGE VENTURES, LTD.
(Exact name of registrant as specified in its charter)

Nevada
(State of other jurisdiction of incorporation or organization)

20-0177856
(IRS Employer Identification Number)

509-207 West Hastings Street
Vancouver, British Columbia
V6B 1H7    Canada
(Address of principal executive offices)

(604) 687-3113
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

September 10, 2004: 5,043,500 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes []     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                             BALANCE SHEET
                            March 31, 2004


                                           (Unaudited)(Audited)
                                              Mar 31,  Sep 30,
                                               2004     2003

ASSETS
CURRENT ASSETS

     Cash                                    	$321    400

          Total Current Assets			$321    400


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable-related party  		$958    918

          Total Current Liabilities		$958    918

STOCKHOLDERS' DEFICIENCY

     Common stock
        100,000,000 shares authorized at
	$0.0001 par value;4,000,000 shares
	issued and outstanding          	 400    400

     Deficit accumulated during development
	stage                                 (1,036)  (918)
          Total Stockholders' Deficiency        (715)  (518)

                                             $   321    400


The accompanying notes are an integral part of these financial statements.

                      NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
     For the Three and Eight Months Ended March 31, 2004, and for the Period August 22, 2003, (date of inception) to March 31, 2004

                    Three Months   Eight Months  Aug 22, 2003    Aug 22, 2003
                    Mar 31, 2004   Mar 31, 2004  to Sep 30, 2003 to Mar 31, 2004
                                                 (Audited)


REVENUES            $    -          $    -                        $    -

EXPENSES                18          $ 1,036       918                1,036

NET LOSS            $   18          $(1,036)     (918)            $ (1,036)





NET LOSS PER COMMON
  SHARE

     Basic          $    -          $    -       $    -



AVERAGE OUTSTANDING
SHARES -
(stated in 1,000's)

     Basic           4,000           4,000      4,000



The accompanying notes are an integral part of these financial statements.

                       NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                          STATEMENT OF CASH FLOWS
                               (Unaudited)
          For the Eight Months Ended March 31, 2004, and for the Period Aug 22, 2003, (date of inception) to March 31, 2004


                                   		Mar 31,        Aug 22, 2003 to
                                   		2004           Mar 31, 2004
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net profit (loss) 				$(1,036)       $(1,036)


Adjustments to reconcile net loss to
net cash provided by operating activities:

     Changes in accounts payable               	   (958)          (958)

     Net Cash used in Operations                 (1,036)        (1,036)

CASH FLOWS FROM INVESTING
    ACTIVITIES                              	    -               -

CASH FLOWS FROM  FINANCING
    ACTIVITIES

Proceeds from issuance of common capital stock 	   400		  400
Proceeds from loan                                 958            958

Increase (Decrease) in Cash                        321		  321

Cash at Beginning of Period 			    -		   -

Cash at End of Period                           $  321          $ 321


The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1:  Basis of Presentation

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto as at September 30, 2003, filed with the Companys Registration Form SB-2.

In the opinion of the Companys management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the eight-month period ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ended June 30, 2004.


NOTE 2:   Nature of Development Stage Activities and Operations

The Company was incorporated in the State of Nevada on August 22, 2003. The Company is in the development stage of its business of establishing a marine adventure tourism business providing luxury excursions throughout the Pacific Northwest, primarily in and around Vancouver and the Gulf Islands, British Columbia, Canada. The Company owns a website through which it intends to market its services and possibly attract advertisers to its website.

The Company is in the development stage and will continue to be in the development stage until the Company generates significant revenue from its business operations. To date, the Company has not generated any revenues. At March 31, 2004, the Company has nominal cash on hand and will be dependent upon raising capital through the sale of its common stock to maintain its existence and finance operating losses for the foreseeable future. Management intends to offer for sale additional common stock, however, there is no assurance that it will be successful in raising funds necessary to maintain operations, or that a self-supporting level of operations will ever be achieved. The likely outcome of these future events is indeterminable. In a development stage company, management devotes most of its activities in developing a market for its business. The ability of the Company to emerge from the development stage with respect to its planned principal business activity is dependent upon its ability to secure market acceptance of its business plan and to generate significant revenue.
There is no guarantee that the Company will be able to complete any of the above objectives and attain profitability. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of the assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3: Subsequent Event

Subsequent to the period ended March 31, 2004, on May 7, 2004, the Securities and Exchange Commission issued an order declaring the Company's SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended. Thereafter, the Company commenced offering its stock for sale to the public at a price of $0.10 per share with a no minimum, 2,000,000 maximum shares to be sold and issued. The Company closed its offering on June 28, 2004, having raised $104,350 of share subscriptions and having issued 1,043,500 shares. The Company's website, http://www.nwpassageventures.com, is now operative.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended March 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

We are a start-up stage corporation and have not commenced operations nor generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe that there is substantial doubt as to whether we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until after we complete our offering and thereafter complete publication and distribtuon of our marketing material and attract customers. Consequently, we will need to raise cash from sources other than operations. Our only other source of cash at this time is investments by others in our company. We must raise cash to implement our business plan and commence operations.

Even if we raise the maximum amount of money in our offering, we are not certain as to how long the money will satisfy our needs. However, we do believe that funds raised will last for at least 10 to 12 months. Except for starting development of our website, we will not begin operations until we have completed our offering. We believe that we will be able to raise enough money through our offering to commence operations but we cannot guarantee that, once operations commence, we will remain in business. Should our cash requirements exceed our net proceeds and our revenues, if any, then we will have to raise additional funds in order to continue operations of our business. Thus, it is possible that we will need to raise additional funds during the next twelve months otherwise our business may fail. Presently,we have not made any arrangements to raise additional cash, other than through our initial offering.

If we need additional cash and cannot raise it then we will either have to suspend operations until we do raise the cash or cease operations entirely. If we raise the maximum amount of funds through our offering, then we believe that the funds will allow us to operate for approximately
10 to 12 months. If we need additional funds, then we will need to find alternative sources, such as a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. Other than as described in this paragraph, we have no other financing plans.

Subsequent to March 31, 2004, we commenced and completed our initial public offering. Our offering was closed on June 28, 2004. We raised $104,350 through our offering. Though this amount is less than the maximum amount that could have potentially been raised through our offering, we believe that these funds will allow us to commence operations and remain in business for approximately 6 to 8 months.

Plan of Operation

The following plan of operation should be read in conjunction with our unaudited consolidated financial statements and the notes thereto.

Assuming we raise the maximum amount in our initial public offering
(i.e., $200,000), then we believe that we can satisfy our cash requirements during the next 10 to 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. We do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goal is to profitably sell customized luxury charter boating services.
We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe that we will raise sufficient capital necessary to commence operations. We believe that this could take up to 180 days from May 7, 2004, the date that the Securities and Exchange Commission declared our registration statement effective. We will not begin operations until we have closed this offering although we may commence development of our website. We intend to give full effort in raising the maximum amount in our initial public offering.

2. After completing our offering, we expect to complete development of our website and complete publication and distribution of marketing material within 90 days.

3. We intend to offer the following services: Half-Day Excursion: Customers may choose from several different 4 hour excursions. Customers may choose to visit Howe Sound, Indian Arm, Sechelt, and/or the Fraser River. On board catering will be offered. Alternatively, customers may choose to visit a local restaurant. Customers may remain in the Vessel during the entire excursion or may choose to venture on land at one or more of the inlets, bays, or beaches visited. Upon request, we will accompany the customer on land and suggest interesting places to visit. Full-Day Excursion: Customers may choose from several different 8 hour excursions. Customers may choose to visit Vancouver Island, Salt Spring Island, Galiano Island, Pender Island, and/or Pitt Lake. On board catering will be offered.
   Alternatively, customers may choose to visit a local restaurant. Customers may remain in the Vessel during the entire excursion or may choose to venture on land at one or more of the inlets, bays, or beaches visited.
   Upon request, we will accompany the customer on land and suggest interesting places to visit. Custom Excursion: We will arrange overnight excursions to any one of the Gulf Islands upon request. In addition to arranging for travel on the Vessel and arranging for food and beverages, we will coordinate overnight accommodation, restaurants, and recreational activities. If scheduling allows, we will also offer excursions of less than 4 hours.

4. Our target market includes visitors and local residents in the Vancouver region. Specifically: individual/family tourists in the Vancouver region; tour groups; and local Vancouver area residents. Individuals in our target market will be searching for a high end outdoor adventure activity that allows them to experience the abundance of nature found in the Pacific Northwest. Potential customers will want us to take care of all details related to their excursion such as: scheduling the excursion; determining what locations to visit; length of time spent at each location; planning activities at each location; and providing for food and beverages.

5. The Company's business will be substantially dependent on tourists and the tourism and hospitality industry. As a result, the Company intends to establish strategic relationships with certain providers of travel related products and services including: four and five star hotels and resorts, car rental agencies, airlines, restaurants, travel agents, and executive corporate planners. The Company expects to publish printed materials that will be freely distributed by these providers of travel related products and services. A negotiated commission will be paid to these providers for any business generated. We may place advertisements in industry trade publications for the purpose of furthering awareness of our Company and services offered. We anticipate providing excellent customer satisfaction and expect this to contribute to repeat business and increased awareness of our Company through word of mouth. All of our printed promotional material will make mention of our website. Our website will describe our Company and promote our services. We intend to obtain preferential listings by utilizing search engines that accept payment for a preferred listing. We will consider providing links on our website to other travel/tourism/boating related websites.
   In exchange, the other travel/tourism/boating related websites would show a link to our website. We may pay for advertisements of our services on other travel/tourism/boating related websites that have a strong record of substantial traffic. We will also consider accepting advertisements from other travel/tourism/boating related companies. Marketing is an ongoing matter that will continue during throughout the duration of our operations. We believe that our marketing efforts will bring results within 60 days from its initiation.

If we are not able to attract customers to utilize our services and, consequently, do not generate revenue, then we will have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, then we will suspend or cease operations. If we cease operations, then we do not know what we will do and we do not have any plans to do anything else.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage corporation and have not generated any revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products. To become profitable and competitive, we have to attract sufficient volume of customers willing to pay for our services and purchase on board food.

From Inception on August 22, 2003 to March 31, 2004

During the period that we incorporated the company and hired an attorney and auditor for the purpose of preparing our Registration Statement, we developed a business plan and conceptualized a website. We have registered the domain name www.nwpassageventures.com. Our loss since the date of inception to March 31, 2004, is $1,036 and our liabilities are $958 (i.e., accounts payable owing to one of our directors for funds loaned to the Company). These sums have been applied primarily to company registration, audit fees and general administrative costs. We have not started our proposed business operations and do not expect to do so until after we have completed our offering. We expect to begin operations shortly after completion of our offering.

Since inception, we have sold 4,000,000 shares of common stock to our two officers and directors for a total of $400.

Liquidity and Capital resources

As of the date of this report, we have yet to generate any revenues from our business operations.

As of March 31, 2004, our total assets were $321 in cash and our total liabilities were $958, all of which is owed to Axel G. Roehlig, our president, chief financial officer, principal accounting officer, and a member of the board of directors, for loans made directly to the Company to pay the cost of company registration, filing fees, courier fees, and registering our domain name.

Item 3.  Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2004.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.


Part II.  OTHER INFORMATION

Item 2.  Changes in Securities.

We issued 4,000,000 shares of common stock, at an offering price of $.0001 through a Section 4(2) offering on August 22, 2003. 2,000,000 shares were issued to Axel G. Roehlig and 2,000,000 shares were issued to Arndt O. Roehlig, our officers and directors. This was accounted for as a sale of common stock.

Our SB-2 Registration Statement was declared effective on May 7, 2004, (Commission file no. 333-110052). After

May 7, 2004, the Company commenced offering its stock for sale to the public at a price of $0.10 per share with a no minimum, 2,000,000 maximum shares to be sold and issued. The Company closed its offering on June 28, 2004, having raised $104,350 of share subscriptions and, consequently, having issued 1,043,500 shares. The Company did not pay any underwriting discounts or fees to brokers/dealers. All shares were sold through our president, Axel G. Roehlig. Mr. Roehlig did not receive any payment for selling our shares. We now have a total of 5,043,500 shares issued and outstanding. 1,043,500 of these shares are not restricted. The 4,000,000 shares issued to our directors/officers are restricted.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

(b) Exhibits

31.1 - Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 - Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized


       NORTHWEST PASSAGE VENTURES, LTD.
      (Registrant)





Date:  September 10, 2004       By:  /s/ Axel G. Roehlig
                                         Axel G. Roehlig
                                         President, Chief Executive Officer,
                                         Chief Financial Officer, Principal
                                         Accounting Officer, and a member of
                                         the Board of Directors