Form 10KSB
period 2004-06-30
NORTHWEST PASSAGE VENTURES LTD
filed 2004-09-23
CIK 1265840

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-KSB

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended June 30, 2004
               Commission file number 333-110052

             NORTHWEST PASSAGE VENTURES, LTD.
        --------------------------------------------
(Name of small business issuer as specified in its charter)

		 NEVADA                        20-0177856
		--------                     --------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)

    509-207 West Hastings Street, Vancouver, BC      V6B 1H7
   --------------------------------------------     ----------
    (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:     (604) 687-3113

Securities registered under Section 12(b) of the Act:       None

   Securities registered under Section 12(g) of the Act:

        Common Stock, $.0001 par value
        -------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K   [X]

Revenues for last fiscal year were $-0-

The aggregate market value of the issuer's voting stock held as of September 22, 2004, by non-affiliates of the issuer based on the price at which the stock was sold was $104,350.00. There are approximately 1,043,500 shares of common voting stock of the Registrant held by non-affiliates.

As of September 22, 2004, the registrant had 5,043,500 shares of common stock issued and outstanding.

Issuers Involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

Transitional Small Business     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: None.

                ANNUAL REPORT ON FORM 10-KSB
          FOR THE FISCAL YEAR ENDED JUNE 30, 2004

                     TABLE OF CONTENTS

  PART I                                  		Page

  Item  1. Description of Business         	 	 4

  Item  2. Description of Property        		10

  Item  3. Legal Proceedings              		10

  Item  4. Submissions of Matters to a Vote of
       Security Holders                         	10

  PART II

  Item  5. Market for the Registrants' Common
		Equity and Related Stockholder Matters    10

  Item  6. Management's Discussion and Analysis
		of Financial Condition and Results of
		Operations            				12

  Item  7. Financial Statements                     	13

  Item  8. Changes in and Disagreements With
		Accountants on Accounting and Financial
		Disclosure            				21

  PART III

  Item  9. Directors and Executive Officers of the
		Registrant 						21

  Item 10. Executive Compensation                   	22

  Item 11. Security Ownership of Certain Beneficial
		Owners and Management                     23

  Item 12. Certain Relationships and Related
		Transactions          				23

  PART IV

  Item 13. Exhibits and Reports on Form 8-K           24

  Item 14. Controls and Procedures				24

  PART I

  ITEM 1.     DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform
Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our business and industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated by reference. Northwest Passage Ventures, Ltd. undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this and other reports or documents filed by Northwest Passage Ventures, Ltd. from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

THE COMPANY

History. Northwest Passage Ventures, Ltd. was formed as a Nevada State corporation on August 22, 2003. Our principal executive office is located at 509-207 West Hastings Street, Vancouver, BC, V6B 1H7, Canada. Our telephone number is (604) 687-3113. Our website is located at http://www.nwpassageventures.com. Our website is currently active.

Strategy. Except for our website being operational, the Company has not yet commenced operations and remains in the planning and preparation stage.
We intend to establish a marine adventure tourism business providing luxury charter boating excursions throughout the Pacific Northwest, primarily in and around Vancouver and the Gulf Islands, British Columbia, Canada. Our business will provide the following services:

-     Customized luxury charter boating services; and
-     On board food and beverage catered from local restaurants.

Overview

     The Company is a development stage company that has not yet commenced operations (other than establishing an operational website) nor generated any revenue. Axel G. Roehlig, our president, chief executive officer, chief financial officer, principal accounting officer, and director and Arndt
O. Roehlig, our secretary, treasurer, and director, both are certified marine boating operators. Each of them have more than 15 years boating, yachting, and navigational experience in and around Vancouver and the Gulf Islands, British Columbia, regions. Together, they are co-owners of a 34-foot Sunseeker Super Hawk boat (the Vessel) that is capable of maximum cruising speeds of 30 to 35 knots. Up to 9 passengers may be aboard the Vessel at any one time. The Vessel is equipped with kitchen facilities that allows for on board catering. Messrs. Axel G. Roehlig and Arndt O. Roehlig intend to lease the Vessel to the Company for a nominal fee. With tourism services making a significant contribution to the economy of the Vancouver region; Vancouver being a city that attracts tourists from many different countries; and with an affluent local community, the Company believes that there will be strong demand for its services. These services will include standard half-day and full-day excursions throughout the Vancouver area and the Gulf Islands. Alternatively, the Company may arrange for customized services such as overnight stays at one of the Gulf Islands. Initially, it is intended that both Messrs. Axel G. Roehlig and Arndt O. Roehlig both will share responsibility for all Company matters such as administration, marketing, accounting, interacting with customers and driving the Vessel. Once sufficient revenue is generated through our business or through rasing additional capital, we expect to lease additional boats which will allow us to increase our capacity and thus generate higher revenue. The
Company expects to generate revenue through its excursion services, on board catering, and sales of advertising space on its website.

Provision of Services

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

Target Market

Our target market includes visitors and local residents in the Vancouver region. Specifically:

-          Individual/Family tourists in the Vancouver region;
-          Tour groups; and
-          Local Vancouver area residents.

Individuals in our target market will be searching for a high end outdoor adventure activity that allows them to experience the abundance of nature found in the Pacific Northwest. Potential customers will want us to take care of all details related to their excursion such as: scheduling the excursion; determining what locations to visit; length of time spent at each location; planning activities at each location; and providing for food and beverages. We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. Both Messrs. Axel G. Roehlig and Arndt O. Roehlig currently hold valid certified marine boating operator licenses.

Marketing

The Company's business will be substantially dependent on tourists and the tourism and hospitality industry. As a result, the Company intends to establish strategic relationships with certain providers of travel related products and services including: four and five star hotels and resorts, car rental agencies, airlines, restaurants, travel agents, and executive corporate planners. The Company expects to publish printed materials that will be freely distributed by these providers of travel related products and services. A negotiated commission will be paid to these providers for any business generated. We may place advertisements in industry trade publications for the purpose of furthering awareness of our Company and services offered. We anticipate providing excellent customer satisfaction and expect this to contribute to repeat business and increased awareness of our Company through word of mouth. All of our printed promotional material will make mention of our website. Our website describes our Company and promotes our services. We intend to obtain preferential listings by utilizing search engines that accept payment for a preferred listing. We will consider providing links on our website to other travel/tourism/boating related websites.
In exchange, the other travel/tourism/boating related websites would show a link to our website. We may pay for advertisements of our services on other travel/tourism/boating related websites that have a strong record of substantial traffic. We will also consider accepting advertisements from other travel/tourism/boating related companies.

Potential Revenue Streams

We intend to target three potential revenue streams in the operation of our business:

-     Charter boating excursion services. Prices would be set according
- to which excursion is chosen. Fuel cost would be factored into the price.
-     On board catering.  Food and beverages would be marked up from cost.
-     Advertising sales on our website.

Technology and Systems

We have retained the services of a website development and maintenance organization. This organization is responsible for developing and maintaining our website and implementing appropriate software and technologies. Where possible, we will purchase or lease commercially available licensed technologies since this would be more cost effective than developing our own technologies. It is intended that our systems will have capacity expansion capabilities to support future growth.

Competition

Competition in charter boating services is competitive. Many of our competitors have certain advantages over us owing to factors including: greater financial resources, longer operating histories, stronger name recognition, more vessels available for customers, and superior marketing resources. We may not be able to compete successfully against these competitors in selling our services. Competitive pressures may also force down prices for our services and such price reductions would likely reduce our revenues. We cannot guarantee that we will succeed in marketing our services or generating revenues. Upon commencing operations, we will compete directly with other companies that have developed similar business operations and who market and provide their services to our target clientele. This competition could negatively affect our ability to secure and maintain clientele. An inability to secure and/or maintain clientele would negatively affect our ability to generate revenue. To compete successfully, we intend to rely upon our officers/directors to effectively market and deliver our services.

Significant Related Events

On May 7, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On June 28, 2004, we completed our public offering by raising
$104,350. We sold 1,043,500 shares of our Common Stock at an offering price of $.10 per share.

Risk Factors of the Business

1. No operating history

     We do not have any operating history. We were founded on August 22, 2003, and from the date of inception to June 30, 2004, we had a net loss of $14,848. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to:

     Implementing our business model;
     Developing and marketing our services;
     Developing and maintaining our website;
     Securing and maintaining clientele; and
     Developing strategic relationships.

     In addition to the above, you should consider our prospects in light of the risks and difficulties often encountered by early development stage companies, such as: an unpredictable business environment; the difficulty of managing growth; and the effectiveness of our business model. If we do not effectively manage these risks, we will go out of business. To address these risks, we must, among other things:

     Create a customer base;
     Develop a referral network;
     Implement our business and marketing strategy; and Provide superior customer service.

2.  Inability to Obtain Funding

We did not achieve our objective of raising the maximum amount of funds in our initial offering. As a result, we may not have sufficient funds to operate throughout the subsequent fiscal year and may need to raise additional capital if we are to continue as a going concern. We will be required to suspend or discontinue our operations if we do not raise sufficient capital to be used for implementing our business model and making necessary purchases. Currently, we do not have any definite plans to raise additional funds.

3. Inability to sell our services

     Our business may fail if charter boating services are not sought via the Internet. The use of the Internet as a place where charter boating services are sought is not certain. We expect that a substantial percentage of our customer base will be individuals who are not resident in British Columbia. In other words, we anticipate that many of our customers will be tourists. We believe that the Internet may serve as one of the most effective means of marketing our services to tourists. However, if individuals are not willing, or are not able, to use the Internet to seek charter boating services, then we anticipate that fewer individuals will locate our business and seek our services. As a consequence of attracting fewer customers, we may not generate sufficient income to allow us to remain in business and our business may fail.

4. Adverse effect of weather conditions

     If weather conditions do not permit us to operate charters for an extended period of time, then we would not be able to provide any services and, consequently, would not generate any revenue. Our business will be dependent on weather conditions which cannot be accurately predicted nor controlled. If we experience extended periods of heavy rain, strong winds and/or other weather conditions that impede our operations, then we will not be able to attract customers nor operate charters. If this were to happen, then we would not generate any revenue for an indefinite period of time and our business could fail.

5.   Fuel costs may adversely affect operating results

     In the event that fuel costs rise beyond their current price, we may have to increase our prices charged to customers. Any such price increase may discourage potential customers from using our services thus causing a decrease in revenue. As well, a decrease in the number of tourists to the Vancouver region may result in a decrease in the number of customers that utilize our services with the result being a reduction in our revenue.

6. Concentrated Control of the Company

Our officers and directors, taken as a group, beneficially own 790 % of our outstanding common stock. Such concentrated control of the company may adversely effect the price of our common stock. Our officers and directors may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Such concentrated control may also make it difficult for our shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval. Our officers and directors will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the company's operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares owned by the number of directors to be elected. The resulting number equals the total votes that a shareholder may cast for all of the directors. Those votes may be allocated in any manner to the directors being elected. In certain circumstances, cumulative voting may allow a minority group of shareholders to elect at least one director to the board. If our business were to fail, our officers and directors would not be negatively affected. Success of our business would benefit our officers and directors.

7. Decrease in Market Price

Sales of common stock by our officers and directors may cause the market price for the common stock to drop. A total of 4,000,000 shares of common stock were issued to our officers and directors in consideration for cash payment. They are likely to sell a portion of their common stock if the market price increases above $0.10. If they do sell their common stock into the market, these sales may cause the market price of the common stock to decrease. However, all of the shares of common stock issued to Messrs. A.G. Roehlig and A.O. Roehlig are 'restricted' securities as defined by Rule 144 of the Securities Act. This means that the common stock is eligible for sale subject to volume limitations, timing and manner of sale restrictions, and filing of notice requirements.

8. Limited Market for Resale

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Because we are a penny stock, you may be unable to resell your shares. Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell your shares. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker
-dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock.

9. Effecting legal service

We are incorporated in the State of Nevada and maintain a registered office in Las Vegas, Nevada. This registered office is authorized to accept service of all legal process upon the Company. Though it is possible, it may be difficult for a resident of a country other than Canada to serve either Mr. Axel G. Roehlig or Mr. Arndt O. Roehlig with legal process or other documentation since they both reside in Canada.
If legal service cannot be effected as against either Mr. Axel G. Roehlig or Mr. Arndt O. Roehlig, then they cannot be made a party to a lawsuit.

10. Dependence On Key Personnel

We depend on the continued service of our officers and directors. The loss of the services of either of our officers and directors, individually or as a group, could cause us to go out of business. We do not have employment agreements with any employee, nor do we maintain any key person life insurance policies for any of our officers or directors. In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our services. We may not be able to recruit and retain sufficient numbers of highly skilled employees, and as a result our business could suffer.

ITEM 2:  PROPERTIES

Our principal executive office is located at 509-207 West Hastings
Street, Vancouver, BC, V6B 1H7, Canada. We lease our office under a renewable one year verbal, not written, lease agreement with Trivello Ventures, Inc. that expires August, 2004. In August, 2004, this lease was renewed for an additional one year on the same terms and conditions, expiring in August, 2005. Both directors of the Company are also directors of Trivello Ventures, Inc. Our monthly rental payment is $-0-.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

On or about August 4, 2004, a Form 211 application was submitted to NASD on behalf of the Company for the purpose of obtaining approval to trade the Company's shares on the Over the Counter Bulletin Board ("OTCBB").
As of September 22, 2004, the Company's shares have not been cleared by NASD for trading on the OTCBB and there is currently no public market in which to trade the Company's shares. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business. The Company does not have any outstanding options or warrants, or other securities convertible into common equity. Of the 5,043,500 shares of common stock issued and outstanding as of September 22, 2004, 4,000,000 shares were owned by our officers and directors. These shares may be resold only in compliance with Rule 144 of the Securities Act of 1933. As of September 22, 2004, there were 42 holders of record.

Recent Sales of Unregistered Securities

On August 22, 2003, 2,000,000 restricted common shares were issued to the Company's President, Chief Executive Officer,
Chief Financial Officer, Principal Accounting Officer, and member of the Board of Directors, Axel G. Roehlig, for $200.
The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

On August 22, 2003, 2,000,000 restricted common shares were issued to the Company's Secretary, Treasurer, and member of the Board of Directors, Arndt O. Roehlig for $200. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by
Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

SEC Rule 15g.

Our Company's shares are covered by Section 15g of the Securities Act of 1933, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15g also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Section 16(a)

We are not subject to Section 16(a) of the Securities Exchange
Act of 1934.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULT OF OPERATIONS

Financial Condition, Liquidity and Capital Resources.

We were incorporated for the purpose of establishing a marine adventure tourism business Our capital has been obtained via issuance of common stock and shareholder loans. On June 28, 2004, our initial public offering was completed. We raised $104,350 by selling 1,043,500 shares of common stock at an offering price of $.10 per share.

As of June 30, 2004, we had positive working capital of $89,902 compared with a deficit working capital of $(715) as of March 31, 2004. The resulting increase in working capital is attributed to funds raised through our initial public offering of $104,350.

As of June 30, 2004, our total assets were comprised of $93,135 in cash. This is an increase from our assets, being cash reserves, of $321 as of March 31, 2004. The resulting increase assets is attributed to funds raised through our initial public offering of $104,350.

As of June 30, 2004, our total liabilities increased to $14,848 from $958 as of March 31, 2004. The resulting increase resulted from administrative and professional expenses.

We have generated revenues of $-0- since the date of inception.
We anticipate that our working capital is sufficient to commence scaled down operations but is not sufficient to carry out all of our intended operations. We expect to be able to satisfy our cash requirements until January, 2005, after which we will likely have to raise additional funds in order to continue as a going concern. If additional funds are raised, then we anticipate doing so through a secondary public offering, equity private placements and/or debt financing. However, we do not currently have any long term debt and prefer to raise funds through a secondary public offering and/or equity private placements rather than debt financing. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations.

We posted losses of $(14,848) for the year ending June 30, 2004. The principal components of the loss were professional and administrative expenses. Operating expenses for the year ending June 30, 2004, were $(14,848), an increase from losses of $(958) incurred to March 31, 2004.

ITEM 7:  FINANCIAL STATEMENTS


           [This space intentionally left blank.]

  Madsen & Associates  		      684 East Vine St, Suite 3
  Certified Public Accountants 	Murray, Utah 84107
  and Business Consultants          Telephone: 801 268-2632
						Fax:    801 262-3978




  Board of Directors
  Northwest Passage Ventures Ltd.
  Vancouver, BC Canada

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Northwest Passage Ventures Ltd. (development stage company) at June 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the period August 22, 2003(date of inception) to June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Passage Ventures Ltd. at June 30, 2004, and the results of operations, and cash flows for the period August 22, 2003 (date of inception) to June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


  Salt Lake City, Utah
  September 15, 2004
                      s\Madsen & Associates, CPA's Inc.

               NORTHWEST PASSAGE VENTURES LTD.
                (Development Stage Company)
                       BALANCE SHEET
                      June 30, 2004



  ASSETS
  CURRENT ASSETS

       Cash                               			$93,135

            Total Current Assets                         	$93,135


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES

       Accounts payable - related party                    	$3,233

            Total Current Liabilities                      	 3,233

  STOCKHOLDERS' EQUITY

       Common stock
       100,000,000 shares authorized at $0.0001 par value,
       5,043,500 shares issued and outstanding                 504

       Capital in excess of par value                      104,246

       Deficit accumulated during the development stage    (14,848)

            Total Stockholders' Equity              		89,902

                                                	     $93,135




The accompanying notes are an integral part of these financial statements.

                 NORTHWEST PASSAGE VENTURES LTD.
                (Development Stage Company)
                  STATEMENT OF OPERATIONS
  For the Period August 22, 2003, (Date of Inception)
                     to June 30, 2004




  REVENUES                 $   -

  EXPENSES

  Administrative             14,848


  NET LOSS                 $(14,848)




  NET LOSS PER COMMON
    SHARE

       Basic               $    -



  AVERAGE OUTSTANDING
  SHARES

       Basic               4,130,375




The accompanying notes are an integral part of these financial statements.

               NORTHWEST PASSAGE VENTURES LTD.
                (Development Stage Company)
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         Period August 22, 2003, (Date of Inception)
                     to June 30, 2004



                                          	  Capital in
					    Common Stock	  Excess of	      Accumulated
					Shares     Amount   Par Value       Deficit

Balance August 22, 2003         -         $ -      $  -           $  -
  (date of inception)

Issuance of common stock for
cash at $0.0001 -
August 22, 2003  	          4,000,000      400        -              -


Issuance of common stock
for cash at $.10 - June,
2004                        1,043,500      104      104,246          -


Net operating loss for the
period August 22, 2003
to June 30, 2004                -           -          -           (14,848)

Balance June 30, 2004       5,043,500     $504     $104,246       $(14,848)




The accompanying notes are an integral part of these financial statements.

                NORTHWEST PASSAGE VENTURES LTD.
                (Development Stage Company)
                   STATEMENT OF CASH FLOWS
  For the Period August 22, 2003, (Date of Inception)
                     to June 30, 2004



  CASH FLOWS FROM
   OPERATING ACTIVITIES

  Net loss                         	             $(14,848)


  Adjustments to reconcile net loss to
  net cash provided by operating activities:

       Change in accounts payable                   3,233

       Net Change in Cash From Operations         (11,615)

  CASH FLOW FROM INVESTING
      ACTIVITIES                            		-

  CASH FLOWS FROM  FINANCING
      ACTIVITIES

  Proceeds from issuance of common stock          104,750

Increase (Decrease)in Cash                         93,135

  Cash at Beginning of Period                        -

  Cash at End of Period                         $  93,135




 The accompanying notes are an integral part of these financial statements.

                      NORTHWEST PASSAGE VENTURES LTD.
                      NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on August 22, 2003, with authorized common stock of 100,000,000 shares at a par value of $0.0001. The Company was organized for the purpose of establishing a marine adventure tourism business.

The Company is in the development stage and has elected June 30 as its fiscal year end.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Earnings (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income
(loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

                     SONIC MEDIA CORP.
               NOTES TO FINANCIAL STATEMENTS

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On June 30, 2004, the Company had a net operating loss available for carry forward of $14,848. The tax benefit of approximately $4500 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryover will expire in 2024.

Financial Instruments

The carrying amounts of financial instruments, including cash and accounts payable, are considered by management to be their estimated fair values due to their short term maturities.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company will expense advertising and market development costs as incurred.

Offering Costs

Costs directly attributable to any proposed or actual offering of securities will be charged against the gross proceeds of the offering, however, costs of an aborted offering will be expensed. At the date of this report no offering costs had been incurred.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3. COMMON CAPITAL STOCK

The Company completed a private placement offering of 4,000,000 common shares for $400. During June, 2004, a registered offering was completed for the sale of 1,043,500 common shares for $104,350.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer's-director's have acquired 79% of the outstanding capital stock and have made, no interest, demand, loans to the Company of $3,233.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures of financial disclosure.

ITEM 9:  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

      Name                 Age       Term Served     Positions with the
                                     As Director/    Company
                                     Officer
  ----------------------  -----     --------------   -------------------
  Axel G. Roehlig          38		Aug 22, 2003     President, Chief Executive
								     Officer, Chief Financial Officer
                                			     Principal Accounting Officer,

						Aug 22, 2003     Director

  ----------------------  -----     --------------   -------------------
  Arndt O. Roehlig     	   36       Aug 22, 2003     Secretary, Treasurer

						Aug 22, 2003     Director

The above individuals will serve as officers and/or directors.
Axel G. Roehlig and Arndt O. Roehlig are brothers of each other.
A brief description of their positions, proposed duties and their background and business experience follows:

Axel G. Roehlig. From 1998 through May, 2001, Mr. Axel G. Roehlig was responsible for investor relations matters and corporate administration affairs at Destiny Media Technologies, a public company listed on the Over The Counter Bulletin Board whose business included research, development, and sales of internet based technologies such as online streaming of music and video. Mr. Axel G. Roehlig does not maintain any ownership position in Destiny Media Technologies. From October, 2001, to the date of this filing, Mr. Axel G. Roehlig has held the position of vice-president of corporate development and has been responsible for investor relations matters and corporate administration affairs for Trivello Ventures Inc. (previously known as Solaia Ventures Inc.), a public company listed on the Canadian Venture Exchange whose primary business is oil and gas exploration. Trivello Ventures Inc. was previously named Solaia Ventures Inc. A name change from Solaia Ventures Inc. to Trivello Ventures Inc. was effected on January 22, 2003. Mr. Axel G. Roehlig owns 335,000 common shares and 320,000 warrants of Trivello Ventures Inc. He has been a director, since February, 2002, and the president, since March, 2002, of RET Internet Services Inc., a public company listed on the Canadian Venture Exchange whose primary business is an internet based real estate directory. Mr. Axel G. Roehlig owns 220,000 common shares of RET Internet Services Inc. None of the companies in which Mr. Axel G. Roehlig has been involved are, or were considered to be, blank check companies, as this term is defined by Rule 419 of Regulation C, Securities Act of 1933. Axel G. Roehlig has operated recreational boats for more than fifteen years in the Vancouver region. He currently devotes approximately 10 hours per week to Northwest Passage Ventures Ltd. and will devote additional time as required.

     Arndt O. Roehlig. From 1994 through 1999, Mr. Arndt O. Roehlig worked as an independent builder specializing in major home renovations and building new homes. From March, 2000, to September, 2001, he served as the president and a director of Consolidated Excellerated Resources Inc., a public company listed on the Canadian Venture Exchange whose primary business is mineral exploration. Mr. Arndt O. Roehlig does not maintain any ownership position in Consolidated Excellerated Resources Inc. Mr. Arndt O. Roehlig has been a director, since April, 2000, and the president, since September, 2001, of Trivello Ventures Inc., (previously known as Solaia Ventures Inc.) a public company listed on the Canadian Venture Exchange whose primary business is oil and gas exploration. Trivello Ventures Inc. was previously named Solaia Ventures Inc. A name change from Solaia Ventures Inc. to Trivello Ventures Inc. was effected on January 22, 2003. Mr. Arndt O. Roehlig owns 220,000 common shares and 260,000 warrants of Trivello Ventures Inc. He has been a director, since September, 2002, of RET Internet Services Inc., a public company listed on the Canadian Venture Exchange whose primary business is an internet based real estate directory. Mr. Arndt O. Roehlig does not maintain any ownership position in RET Internet Services Inc. None of the companies in which Mr. Arndt O. Roehlig has been involved are, or were considered to be, blank check companies, as this term is defined by Rule 419 of Regulation C, Securities Act of 1933. Mr. Arndt O. Roehlig has operated recreational boats for more than fifteen years in the Vancouver region.
He currently devotes approximately 10 hours per week to Northwest Passage Ventures Ltd. and will devote additional time as required.

Section 16(a) Beneficial Ownership Reporting Compliance

Because the Company has no securities registered pursuant to
Section 12 of the Exchange Act, its officers, directors and principal stockholders are not subject to the reporting obligations of
Section 16(a) of the Exchange Act.

ITEM 10:  EXECUTIVE COMPENSATION

To date the Company has no employees other than its officers. Neither the Company's officers nor directors have been paid any compensation. Moreover, the Company presently has no formal employment agreements or other contractual arrangements with its officers or directors or any one else regarding the commitment of time or the payment of salaries or other compensation. When funds allow, the Company anticipates that its officers will be offered a compensation package.

Employment Contracts and Termination of Employment and Change in
Control Arrangement

In the past three years no executive officer has received any amounts in connection with an executive officer's resignation, retirement, or other termination. No executive officer received any amounts in the last three years in connection with a change in control of the Company of a change in the executive officer's responsibilities after a change in control.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The following table sets forth as of September 22, 2004, the name and number of shares of the Company's Common Stock, par value $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,043,500 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

The term "beneficial owner" refers to both the power of investment (the right to buy and sell) and rights of ownership (the right to receive distributions from the company and proceeds from sales of the shares). Inasmuch as these rights or shares may be held by more than one person, each person who has a beneficial ownership interest in shares is deemed the beneficial owners of the same shares because there is shared power of investment or shared rights of ownership.


                                Amount of      % of Class     % of Class
                                Beneficial     Before         After
  Name and Address              Ownership*     Offering       Offering *
  -------------------------    -------------   -------------  ------------
  Axel G. Roehlig               2,000,000         50%          39.5%
  509-207 West Hastings Street
  Vancouver, BC,
  V6B 1H7

  Arndt O. Roehlig              2,000,000         50%          39.5%
  509-207 West Hastings Street
  Vancouver, BC,
  V6B 1H7   Canada

  -------------------------------------------------------------------------
  All officers and directors
  as a group (2 persons)        4,000,000         100%          79.0%
  -------------------------------------------------------------------------
       TOTAL                    4,000,000         100%          79.0%
  -------------------------------------------------------------------------

*Security ownership of both of the beneficial owners was determined on September 22, 2004.


  ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have issued shares to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.

									    Relationship
					Number    Consideration     to Company      Date of
  Name				of Shares   Given		       	        Issuance
  ----				-----		-----		    ----		  -----
 Axel G. Roehlig           2,000,000	$200		    President	Aug 22, 2003
                                     			    Chief Executive Officer,
                                                          Chief Financial
									    Officer, Principal
									    Accounting Officer,
									    Director

 Arndt O. Roehlig		   2,000,000	$200		    Secretary,	Aug 22, 2003
                                     			    Treasurer, Director


Since the date of our inception, Mr. Axel G. Roehlig has advanced loans to us in the sum of $3,233. These funds have been applied to start-up expenses and operating capital. The loans did not bear any interest and were not evidenced by documentation.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

       None.

(b)  Exhibits

Exhibit 31: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The following Exhibits are incorporated herein by reference from the Registrant's Form SB-2/A Registration Statement filed with the Securities and Exchange Commission, SEC file no. 333-110052 on May 3, 2004. Such exhibits are incorporated herein by reference pursuant to Rule 12b-32:

        Exhibit No.        Document Description

        3.01               Articles of Incorporation
        3.02               Bylaws
        5.01 & 23.02       Opinion on Legality and Consent of Counsel
        16.01              Auditor Letter
        23.01         	   Consent of Auditor
        99.01              Subscription Agreement


ITEM 14.	CONTROLS AND PROCEDURES

a.   Evaluation of disclosure controls and procedures

The Company's chief executive officer/chief financial officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act")), as of a date within ninety days before the filing of this annual report. Based on that evaluation, the chief executive officer/chief financial officer has concluded that the Company's current disclosure controls and procedures are effective to ensure that information requir ed to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

b.   Changes in internal controls

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.
There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 22nd day of September, 2004.

                                NORTHWEST PASSAGE VENTURES LTD.
                                 (Registrant)



                                 /s/  Axel G. Roehlig
                                ---------------------------------
                                By:  Axel G. Roehlig
                                President, Chief Executive Officer,
                                Chief Financial Officer,
                                Principal Accounting Officer, a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



  Signature					Title					Date
  ----------                        -----                         ------

   /s/ Axel G. Roehlig
   ---------------------------	------------------------	-----------
  Axel G. Roehlig    		      President, Chief Executive    September 22, 2004
                                    Officer, Chief Financial
                                    Officer, Principal Accounting
                                    Officer, a member of the
                                    Board of Directors


  /s/ Arndt O. Roehlig
  ----------------------------	------------------------	------------
  Arndt O. Roehlig			Secretary, Treasurer, a 	September 22, 2004
                      			Member of the Board of
                                    Directors

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
  AND PRINCIPAL FINANCIAL OFFICER

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002,

     I, Axel G. Roehlig, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of Northwest Passage Ventures Ltd., (the "Company");

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     (4) I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons fulfilling the equivalent function):

          (a) all significant defic iencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     (6) I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: September 22, 2004    By: /s/ Axel G. Roehlig
				        Axel G. Roehlig
				        Chief Executive Officer /
				        Chief Financial Officer