Form 10KSB/A
period 2004-06-30
NORTHWEST PASSAGE VENTURES LTD
filed 2004-09-28
CIK 1265840

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-KSB/A

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

Revenues for last fiscal year were $-0-

The aggregate market value of the issuer's voting stock held as of September 27, 2004, by non-affiliates of the issuer based on the price at which the stock was sold was $104,350.00. There are approximately 1,043,500 shares of common voting stock of the Registrant held by non-affiliates.

As of September 27, 2004, the registrant had 5,043,500 shares of common stock issued and outstanding.

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

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

On or about August 4, 2004, a Form 211 application was submitted to NASD on behalf of the Company for the purpose of obtaining approval to trade the Company's shares on the Over the Counter Bulletin Board ("OTCBB").
As of September 27, 2004, the Company's shares have not been cleared by NASD for trading on the OTCBB and there is currently no public market in which to trade the Company's shares. The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. The Company's ability to pay dividend is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed it liabilities and it is able to pay its debts as they become due in the usual course of business. The Company does not have any outstanding options or warrants, or other securities convertible into common equity. Of the 5,043,500 shares of common stock issued and outstanding as of September 27, 2004, 4,000,000 shares were owned by our officers and directors. These shares may be resold only in compliance with Rule 144 of the Securities Act of 1933. As of September 27, 2004, there were 42 holders of record.

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

Code of Ethics.

Effective July 22, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer
(being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and (5) accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors.
Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to Northwest Passage Ventures, Ltd., Suite 509-207 West Hastings Street, Vancouver,
British Columbia, V6B 1H7, Canada, Attention: Axel G. Roehlig.

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


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The following table sets forth as of September 27, 2004, the name and number of shares of the Company's Common Stock, par value $0.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 5,043,500 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

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

*Security ownership of both of the beneficial owners was determined on September 27, 2004.

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

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of September, 2004.

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



  Signature					Title					Date
  ----------                        -----                         ------

   /s/ Axel G. Roehlig
   ---------------------------	------------------------	-----------
  Axel G. Roehlig    		      President, Chief Executive    September 27, 2004
                                    Officer, Chief Financial
                                    Officer, Principal Accounting
                                    Officer, a member of the
                                    Board of Directors


  /s/ Arndt O. Roehlig
  ----------------------------	------------------------	------------
  Arndt O. Roehlig			Secretary, Treasurer, a 	September 27, 2004
                      			Member of the Board of
                                    Directors