Form 10QSB
period 2004-09-30
NORTHWEST PASSAGE VENTURES LTD
filed 2004-11-12
CIK 1265840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004 OR
      [ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from to

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

November 12, 2004: 5,043,500 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes []     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Northwest Passage Ventures, Ltd. (development stage company) at September 30, 2004, and June 30, 2004, and the related statement of operations and cash flows for the three months ended September 30, 2004, and 2003, and the period August 22, 2003 to September 30, 2004, have been prepared by the Company's management in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

	Operating results for the three months ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.

                      NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                             BALANCE SHEET
                   September 30, 2004 and June 30, 2004


                                           (Unaudited)    (Audited)
                                              Sept 30,     Jun 30,
                                               2004          2004

ASSETS
CURRENT ASSETS

     Cash                                    	$58,655   $93,135

          Total Current Assets			$58,655   $93,135

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable-related party  		$3,233     $3,233

          Total Current Liabilities		 3,233      3,233

STOCKHOLDERS' EQUITY

     Common stock
        100,000,000 shares authorized at
	$0.0001 par value; 5,043,500 shares
	issued and outstanding          	  504         504
     Capital in excess of par value           104,246     104,246
     Deficit accumulated during development
	stage                                 (49,328)    (14,848)
          Total Stockholders' Equity           55,442      89,902

                                             $ 58,655     $93,135


The accompanying notes are an integral part of these financial statements.

                      NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                         STATEMENTS OF OPERATIONS - unaudited
           For the Three Months Ended September 30, 2004, and 2003, and the Period August 22, 2003, (date of inception) to September 30, 2004

                                                         Aug 22, 2003
                            Sept 30,        Sept 30,     to Sep 30, 2004
                               2004            2003

REVENUES                    $    -          $    -         $    -

EXPENSES

  Equipment maintenance      10,719              -           10,719
  Management consulting      15,000              -           15,000
  Administrative              8,761            918           23,609

NET LOSS                  $(34,480)           (918)        $(49,328)

NET LOSS PER COMMON
  SHARE

  Basic and diluted         $ (.01)         $   -



AVERAGE OUTSTANDING
SHARES

 Basic (stated in 1,000's)    5,043          4,000



The accompanying notes are an integral part of these financial statements.

                       NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                          STATEMENT OF CASH FLOWS - unaudited
            For the Three Months Ended September 30, 2004, and 2003, and the Period August 22, 2003, (date of inception) to September 30, 2004

                                                              Aug 22, 2003
                                      Sept 30,     Sept 30,   to Sep 30, 2004
                                         2004         2004
CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss 	                      (34,480)       (918)     (49,328)

Adjustments to reconcile net
  loss to net cash provided by
  operating activities:

     Change in accounts payable           -  	        -        3,233

     Net Cash in Cash from Operations (34,480)       (918)     (46,095)

CASH FLOWS FROM INVESTING
    ACTIVITIES                            -             -           -

CASH FLOWS FROM  FINANCING
    ACTIVITIES

Proceeds from loan                        -           918
Proceeds from issuance of common
stock 	                                  -	      400      104,750

Increase (Decrease) in Cash           (34,480)        400	58,655

Cash at Beginning of Period 	       93,135	       -           -

Cash at End of Period                 $58,655       $ 400      $58,655


The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.
(Development Stage Company)
Notes to Financial Statements
September 30, 2004
(Unaudited)

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on August 22, 2003, with authorized common stock of 100,000,000 shares at a par value of $.0001. The Company was organized for the purpose of establishing a marine adventure tourism business.

The Company is in the development stage.

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

NORTHWEST PASSAGE VENTURES, LTD.
(Development Stage Company)
Notes to Financial Statements (Continued)
September 30, 2004

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.
An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On September 30, 2004, the Company had a net operating loss available for carry forward of $49,328. The tax benefit of approximately $14,800 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has not started operations. The loss carry forward will expire in 2024.

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

Advertising and Market Department

The Company will expense advertising and market development costs as incurred.

NORTHWEST PASSAGE VENTURES, LTD.
(Development Stage Company)
Notes to Financial Statements (Continued)
September 30, 2004

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 79% of the outstanding capital stock and have made, no interest, demand, loans to the Company of $3,233.

NOTE 1:  Basis of Presentation

These unaudited financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto for the period ended June 30, 2004.

In the opinion of the Companys management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three month period ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ended June 30, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended September, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview:

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

The Company has been in the development stage since its inception and and has not generated any revenues from its planned operations. Management currently devotes most of its time to developing a market for its business and raising additional funds. As of September 30, 2004, the Company had $58,655 in cash and $3,233 in liabilities. Should the Company proceed with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately three months if significant revenue is not generated during this time. For the company to remain in business for more than three months, we believe that we need to raise additional funds through loans and/or equity financing.

The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to raise additional funds and/or generate significant revenue through operations. There is no guarantee that the Company will be able to complete any of the above objectives. This raises considerable doubt regarding the Company's ability to continue as a going concern.

Financial Condition, Liquidity and Capital Resources

Since inception on August 22, 2003, the purpose of our Company has been to establish a marine adventure tourism business. Our principal capital resources have been acquired through issuance of common stock.

On May 7, 2004, the Securities and Exchange Commission issued an order declaring our SB-2 Registration Statement effective pursuant to section 8(a) of the Securities Act of 1933, as amended.

On June 28, 2004, we completed our public offering by raising
$104,350. We sold 1,043,500 shares of our common stock at an offering price of ten cents per share.

On November 2, 2004, our common stock was approved for listing on the OTC Bulletin Board under the trading symbol NWPV.

At September 30, 2004, we had negative working capital of $49,328 compared to negative working capital of $14,848 at June 30, 2004. This change is primarily the result of payment of office lease, administration, consulting, equipment, and professional fees.

At September 30, 2004, our Company had total assets of $58,655 consisting of cash, which compares with our Company's total assets at June 30, 2004, of $93,135 consisting of cash. This change is primarily the result of expenses related to office lease, administration, consulting, equipment, and professional fees.

At September 30, 2004, our Company's total liabilities were $3,233. Our total liabilities at June 30, 2004, were $3,233. This amount represents the balance owing of the related party loan.

Our Company has not had revenues since inception. Until the Company commences business operations, it anticipates surviving primarily with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $34,480 for the three months ending September 30, 2004. The principal components of the loss were office lease, administration, consulting, equipment, and professional fees. Operating expenses for the three months ending September 30, 2004, were $34,480 compared to operating expenses of $14,848 for the year ending June 30, 2004.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004.

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

(b) Exhibits

31 - Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



Date:  November 12, 2004       By:  /s/  Axel G. Roehlig
                                         Axel G. Roehlig
                                         President, Chief Executive Officer,
                                         Chief Financial Officer, Principal
                                         Accounting Officer, and a member of
                                         the Board of Directors