Form 10QSB
period 2004-12-31
NORTHWEST PASSAGE VENTURES LTD
filed 2005-02-03
CIK 1265840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB



      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

      Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2004

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

February 2, 2005: 5,043,500 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):

     Yes []     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Northwest Passage Ventures, Ltd. (development stage company) at December 31, 2004, and June 30, 2004, and the related statement of operations and cash flows for the three and six months ended December 31, 2004, and 2003, and the period August 22, 2003 to December 31, 2004, have been prepared by the Company's management in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.
Operating results for the three and six months ended December 31, 2004, are not necessarily indicative of the results that can be expected for the year ending June 30, 2005.


                      NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                             BALANCE SHEET
                   December 31, 2004 and June 30, 2004


                                           (Unaudited)    (Audited)
                                             Dec 31,       Jun 30,
                                               2004          2004

ASSETS
CURRENT ASSETS

     Cash                                    	$10,179   $93,135

          Total Current Assets			$10,179   $93,135


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable-related party  		$ 0       $3,233

          Total Current Liabilities		  0        3,233



STOCKHOLDERS' EQUITY

     Common stock
        100,000,000 shares authorized at
	$0.0001 par value; 5,043,500 shares
	issued and outstanding          	  504         504

     Capital in excess of par value           104,246     104,246

     Deficit accumulated during development
	stage                                 (94,571)    (14,848)

          Total Stockholders' Equity            10,179      89,902

                                             $  10,179     $93,135


The accompanying notes are an integral part of these financial statements.

                      NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                         STATEMENTS OF OPERATIONS - unaudited
           For the Three and Six Months Ended December 31, 2004, and 2003, and the Period August 22, 2003, (date of inception) to December 31, 2004


                            Three Months Ended	   Six Months Ended
				December 31	   December 31	      Aug 22, 2003
			    2004          2003     2004        2003   to Dec 31, 2004


REVENUES                   $  -          $ -       $ -        $  -     $  -

EXPENSES

  Equipment maintenance      6,338	   -        17,057       -      17,057
  Professional/Management   38,475         -        53,475	 -      53,475
  Administrative               430        107         9191     1,025    24,039

NET LOSS                  $(45,243)      (107)     (79,723)   (1,025)  (94,571)


NET LOSS PER COMMON
  SHARE

  Basic and diluted         $(.01)       $ -     	 $(.02)     $  -



AVERAGE OUTSTANDING
SHARES

Basic (stated in 1,000's)  5,043       4,000     	 5,043	    4,000


The accompanying notes are an integral part of these financial statements.

                       NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                          STATEMENT OF CASH FLOWS - unaudited
            For the Six Months Ended December 31, 2004, and 2003, and the Period August 22, 2003, (date of inception) to December 31, 2004


					Six Months Ended
					  December 31		Aug 22, 2003
					2004	    2003	to Dec 31, 2004

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss 	                       (79,723)    (1,025)      (94,571)

Adjustments to reconcile net
  loss to net cash provided by
  operating activities:

     Change in accounts payable         (3,233)        -            -



     Net Cash in Cash from Operations  (82,956)     (1,025)     (94,571)



CASH FLOWS FROM INVESTING
    ACTIVITIES                            -            -           -


CASH FLOWS FROM  FINANCING
    ACTIVITIES

Proceeds from loan                        -           958
Proceeds from issuance of common
stock 	                                  -	      400      104,750



Increase (Decrease) in Cash           (82,956)        333	10,179

Cash at Beginning of Period 	       93,135	       -           -

Cash at End of Period                 $10,179       $ 333      $10,179


The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.
(Development Stage Company)
Notes to Financial Statements
December 31, 2004
(Unaudited)

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

NORTHWEST PASSAGE VENTURES, LTD.
(Development Stage Company)
Notes to Financial Statements (Continued)
December 31, 2004

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

On December 31, 2004, the Company had a net operating loss available for carry forward of $94,571. The tax benefit of approximately $29,000 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has not started operations. The loss carry forward will expire in 2025.

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

NORTHWEST PASSAGE VENTURES, LTD.
(Development Stage Company)
Notes to Financial Statements (Continued)
December 31, 2004

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

3. COMMON CAPITAL STOCK

The Company completed a private placement offering of 4,000,000 common shares to the founders for $400. During June, 2004, a registered offering was completed for the sale of 1,043,500 common shares for $104,350.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors have acquired 79% of the outstanding capital stock.

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

In the opinion of the Companys management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six month periods ended December 31, 2004, are not necessarily indicative of the results that can be expected for the year ended June 30, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended December, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

The Company has been in the development stage since its inception and and has not generated any revenues from its planned operations. Management currently devotes most of its time to developing a market for its business and raising additional funds. As of December 31, 2004, the Company had $10,179 in cash and no liabilities. Should the Company proceed with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately three months if significant revenue is not generated during this time. For the company to remain in business for more than three months, we believe that we need to raise additional funds through loans and/or equity financing.

The ability of the Company to emerge from the development stage with respect to its planned principal operations is dependent upon its ability to raise additional funds and/or generate significant revenue through operations. There is no guarantee that the Company will be able to complete any of the above objectives. This raises significant doubt regarding the Company's ability to continue as a going concern.

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

On November 2, 2004, our common stock was approved for listing on the Over-The-Counter Bulletin Board under the trading symbol NWPV. As of the date of this filing, there has not been any trading of our shares on the Over-The-Counter Bulletin Board.

At December 31, 2004, we had negative working capital of $94,571 compared to negative working capital of $14,848 at June 30, 2004. This change is primarily the result of payment of equipment purchase and maintenance, administration, and professional/management fees.

At December 31, 2004, our Company had total assets of $10,179 consisting of cash, which compares with our Company's total assets at June 30, 2004, of $93,135 consisting of cash. This change is primarily the result of expenses related to equipment purchase and maintenance, administration, and professional/management fees.

At December 31, 2004, our Company did not have any liabilities.
To compare, our total liabilities at June 30, 2004, were $3,233. This amount represented the balance owing of a related party loan which has now been paid in full.

Our Company has not had revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $45,243 for the three months ending December 31, 2004, and a loss of $79,723 for the six months ending December 31, 2004.
The principal components of the loss were equipment purchase and maintenance, administration, and professional/management fees. Operating expenses for the three months ending December 31, 2004, were $45,243; operating expenses for the six months ending December 31, 2004, were $79,723 compared to operating expenses of $14,848 for the year ending June 30, 2004.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      NORTHWEST PASSAGE VENTURES, LTD.
      (Registrant)




Date:  February 2, 2005       By:  /s/   Axel G. Roehlig
                                         Axel G. Roehlig
                                         President, Chief Executive Officer,
                                         Chief Financial Officer, Principal
                                         Accounting Officer, and a member of
                                         the Board of Directors