Form 10QSB
period 2005-03-31
NORTHWEST PASSAGE VENTURES LTD
filed 2005-05-06
CIK 1265840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

      [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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

May 5, 2005: 5,043,500 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):
     Yes []     No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                             BALANCE SHEET
                   March 31, 2005 and June 30, 2004
                                (Unaudited)


                                           (Unaudited)  (Audited)

                                            Mar 31,      Jun 30,
                                             2005        2004

ASSETS
CURRENT ASSETS

     Cash                                   $7,199        $93,135

          Total Current Assets              $7,199        $93,135


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

     Accounts payable-related party  	   $  0          $ 3,233

          Total Current Liabilities           0            3,233


STOCKHOLDERS' EQUITY

     Common stock
        100,000,000 shares authorized at
	$0.0001 par value; 5,043,500 shares
	issued and outstanding               504             504

     Capital in excess of par value         104,246       104,246

     Deficit accumulated during
	Development stage                   (97,551)      (14,848)

          Total Stockholders' Equity         7,199         89,902

                                            $7,199        $93,135


The accompanying notes are an integral part of these financial statements.

                      NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                         STATEMENTS OF OPERATIONS
           For the Three and Nine Months Ended March 31, 2005, and 2004, and the Period August 22, 2003, (date of inception) to March 31, 2005
                             (Unaudited)


                         Three Months Ended	  Six Months Ended
                              March 31               March 31      Aug 22, 2003
                         2005       2004     2005      2004     to Mar 31, 2005


REVENUES                   $  -       $ -      $ -       $  -	      $  -

EXPENSES

Equipment maintenance      2,486	-       19,543      -        19,543
Professional/Management      475        -       53,950	    - 	     53,950
Administrative                19       18        9,210	 1,043	     24,058

NET LOSS                  $(2,980)    (18)     (82,703)  (1,043)    (97,551)


NET LOSS PER COMMON
  SHARE

  Basic and diluted         $  -       $ -      $(.02)     $  -


AVERAGE OUTSTANDING
SHARES

Basic (stated in 1,000's)  5,043       4,000     5,043	    4,000


The accompanying notes are an integral part of these financial statements.

                       NORTHWEST PASSAGE VENTURES, LTD.
                        (Development Stage Company)
                          STATEMENT OF CASH FLOWS
            For the Nine Months Ended March 31, 2005, and 2004,
and the Period August 22, 2003, (date of inception) to March 31, 2005
                              (Unaudited)


					     Nine Months Ended
					         March 31	  Aug 22, 2003
					    2005          2004	  to Mar 31, 2005

CASH FLOWS FROM
 OPERATING ACTIVITIES

Net loss 	                         (82,703)       (1,043)    (97,551)

Adjustments to reconcile net
  loss to net cash provided by
  operating activities:

   Change in accounts payable             (3,233)          -          -

   Net Cash used in Operations            (85,936)     (1,043)      (97,551)

CASH FLOWS FROM INVESTING
    ACTIVITIES                               -            -           -

CASH FLOWS FROM  FINANCING
    ACTIVITIES

Proceeds from loan                           -           958
Proceeds from issuance of common
stock 	                                     -           400       104,750

Increase (Decrease) in Cash               (85,936)       315         7,199

Cash at Beginning of Period 	           93,135	         -           -

Cash at End of Period                      $7,199       $ 315      $  7,199


The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.
(Development Stage Company)
Notes to Financial Statements
March 31, 2005
(Unaudited)


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

In the opinion of the Companys management, all adjustments considered necessary for a fair presentation of these unaudited financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine month periods ended March 31, 2005, are not necessarily indicative of the results that can be expected for the year ended June 30, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended March 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

The Company has been in the development stage since its inception and and has not generated any revenues from its planned operations. Management currently devotes most of its time to developing a market for its business and raising additional funds. As of March 31, 2005, the Company had $7,199 in cash and no liabilities. Our cash reserves are not sufficient to satisfy our operating requirements during the next three months. Should the Company proceed with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately three months, or sooner, if significant revenue is not generated during this time. For the company to remain in business for more than three months, we believe that we need to raise additional funds through loans and/or equity financing.

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

At March 31, 2005, we had negative working capital of $97,551 compared to negative working capital of $14,848 at June 30, 2004. This change is primarily the result of payment of equipment purchase and maintenance, administration, and professional/management fees.

At March 31, 2005, our Company had total assets of $7,199 consisting of cash, which compares with our Company's total assets at June 30, 2004, of $93,135 consisting of cash. This change is primarily the result of expenses related to equipment purchase and maintenance, administration, and professional/management fees.

At March 31, 2005, our Company did not have any liabilities. To compare, our total liabilities at June 30, 2004, were $3,233. This amount represented the balance owing of a related party loan which has now been paid in full.

Our Company has not had revenues since inception. Until the Company commences business operations, it anticipates surviving with its current cash reserves and if possible, from shareholder loans and/or funding from sales of its securities. We not expect our current cash reserves to survive longer than three months.

Our Company has no long-term debt and does not regard long-term borrowing as a good, prospective source of financing.

We will not be conducting any product research or development. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations

Our Company posted a loss of $2,980 for the three months ending March 31, 2005, and a loss of $82,703 for the nine months ending March 31, 2005.
The principal components of the loss were equipment purchase and maintenance, administration, and professional/management fees. Operating expenses for the three months ending March 31, 2005, were $2,980; operating expenses for the nine months ending March 31, 2005, were $82,703 compared to operating expenses of $14,848 for the year ending June 30, 2004.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

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





Date:  May 5, 2005       By:  /s/   Axel G. Roehlig
                                    Axel G. Roehlig
                                    President, Chief Executive Officer,
                                    Chief Financial Officer, Principal
                                    Accounting Officer, and a member of
                                    the Board of Directors