Form 10KSB/A
period 2005-06-30
NORTHWEST PASSAGE VENTURES LTD
filed 2005-10-03
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended June 30, 2005

Commission file number 333-110052

NORTHWEST PASSAGE VENTURES, LTD.

(Name of small business issuer as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

 I.R.S. Employer Identification
20-017785

509-207 West Hastings Street, Vancouver, BC        V6B 1H7
  (Address of principal executive offices)        (Zip Code)

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

Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-KSB or any amendment to this Form 10-KSB   [X]

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act) Yes [X]  No [_]

Revenues for last fiscal year were $-0-

The aggregate market value of the issuer's voting stock held as of September 27, 2005, by non-affiliates of the issuer based on the price at which the stock was sold was $104,350.00. There are approximately 6,261,000 shares of common voting stock of the Registrant held by non-affiliates.

As of September 27, 2005, the registrant had 30,261,000 shares of common stock issued and outstanding.

Issuers Involved in Bankruptcy Proceedings during the past Five Years.

Not Applicable.

Transitional Small Business     Disclosure Format. Yes [  ]  No [X]

Documents incorporated by reference: None.

ANNUAL REPORT ON FORM 10-KSB/A
FOR THE FISCAL YEAR ENDED JUNE 30, 2005

TABLE OF CONTENTS

PART I                                                Page

Item  1. Description of Business                       4
Item  2. Description of Property                      10
Item  3. Legal Proceedings                            10
Item  4. Submissions of Matters to a Vote of
Security Holders                                      10

PART II

Item  5. Market for the Registrants' Common
Equity and Related Stockholder Matters                10
Item  6. Management's Discussion and Analysis
of Financial Condition and Results of Operations      12
Item  7. Financial Statements                         13
Item  8. Changes in and Disagreements With
Accountants on Accounting and Financial Disclosure    21

PART III

Item  9. Directors and Executive Officers of the
Registrant                                            21
Item 10. Executive Compensation                       23
Item 11. Security Ownership of Certain Beneficial
Owners and Management                                 23
Item 12. Certain Relationships and Related
Transactions                                          24

PART IV

Item 13. Exhibits and Reports on Form 8-K             25
Item 14. Controls and Procedures                      25

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB/A and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our business and industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated by reference. Northwest Passage Ventures, Ltd. undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this and other reports or documents filed by Northwest Passage Ventures, Ltd. from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

THE COMPANY

History. Northwest Passage Ventures, Ltd. was formed as a Nevada State corporation on August 22, 2003. Our principal executive office is located at 509-207 West Hastings Street, Vancouver, BC, V6B 1H7, Canada. Our telephone number is (604) 687-3113. Our website is located at http://www.nwpassageventures.com.
Our website is currently active.

Strategy. Except for our website being operational, the Company has not yet commenced operations and remains in the planning and preparation stage. We do not currently have sufficient assets that will allow us to implement our business plan. We must raise additional funds if we expect to remain in business and for the purpose of establishing our business plan, being a marine adventure tourism business providing luxury charter boating excursions throughout the Pacific Northwest, primarily in and around Vancouver and the Gulf Islands, British Columbia, Canada. If we are not able to raise sufficient funds, then we will go out of business. Alternatively, we may seek a business combination. If we are able to raise sufficient funds to commence our business, then we will provide the following services:

-   Customized luxury charter boating services; and
-   On board food and beverage catered from local restaurants.

Overview. The Company is a development stage company that has not yet commenced operations (other than establishing an operational website) nor generated any revenue. As defined in Rule 12b-2 of the Exchange Act, the Company is a shell company. Axel G. Roehlig, our president, chief executive officer, chief financial officer, principal accounting officer, secretary, treasurer, and director is a certified marine boating operator. Mr. Roehlig has more than 15 years boating, yachting, and navigational experience in and around Vancouver and the Gulf Islands, British Columbia, regions. Mr. Roehlig is a co-owner (the other owner being his brother Arndt O. Roehlig, former director, secretary, and treasurer of the Company) of a 34-foot Sunseeker Super Hawk boat (the Vessel) that is capable of maximum cruising speeds of 30 to 35 knots. Up to 9 passengers may be aboard the Vessel at any one time. The Vessel is equipped with kitchen facilities that allows for on board catering. Mr. Roehlig intends to lease the Vessel to the Company for a nominal fee once operations are set to commence. With tourism services making a significant contribution to the economy of the Vancouver region; Vancouver being a city that attracts tourists from many different countries;
and with an affluent local community, the Company believes that there will be strong demand for its services. These services will include standard half-day and full-day excursions throughout the Vancouver area and the Gulf Islands. Alternatively, the Company may arrange for customized services such as overnight stays at one of the Gulf Islands. Initially, it is intended that both Mr. Roehlig will be responsible for all Company matters such as administration, marketing, accounting, finance, interacting with customers and driving the Vessel. Once sufficient revenue is generated through our business or through raising additional capital, we expect to lease additional boats which will allow us to increase our capacity and thus generate higher revenue. The Company expects to generate revenue through its excursion services, on board catering, and sales of advertising space on its website.

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

Custom Excursion: We will arrange overnight excursions to any one of the Gulf Islands pon request. In addition to arranging for travel on the Vessel and arranging for food and beverages, we will coordinate overnight accommodation, restaurants, and recreational activities.
If scheduling allows, we will also offer excursions of less than 4 hours.

Target Market

Our target market includes visitors and local residents in the Vancouver region. Specifically, Individual/Family tourists in the Vancouver region, tour groups, and local Vancouver area residents.

Individuals in our target market will be searching for a high end outdoor adventure activity that allows them to experience the abundance of nature found in the Pacific Northwest. Potential customers will want us to take care of all details related to their excursion such as: scheduling the excursion; determining what locations to visit; length of time spent at each location;
planning activities at each location; and providing for food and beverages. We do not need to pursue nor satisfy any special licensing or regulatory requirements before establishing or delivering our intended services other than requisite business licenses. Mr. Roehlig currently holds a valid certified marine boating operator license.

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

Potential Revenue Streams

We intend to target three potential revenue streams in the operation of our business:

- Charter boating excursion services. Prices would be set according to which excursion is chosen. Fuel cost would be factored into the price.
- On board catering.  Food and beverages would be marked up from cost.
- Advertising sales on our website.

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

Significant Related Events

On May 7, 2004, the Securities and Exchange Commission declared our Form SB-2 Registration Statement effective.

On June 28, 2004, we completed our public offering by raising $104,350. Pre-split, we sold 1,043,500 shares of our Common Stock at an offering price of $.10 per share. Post-split, 6,261,000 shares of our Common Stock were sold in our public offering.

Risk Factors of the Business

1. No operating history

We do not have any operating history. We were founded on August
22, 2003, and from the date of inception to June 30, 2005, we had a net loss of $98,726. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to: implementing our business model; developing and marketing our services; developing and maintaining our website; securing and maintaining clientele; and developing strategic relationships.

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

2.  Inability to Obtain Funding

We did not achieve our objective of raising the maximum amount of funds in our initial offering. We do not have sufficient funds to operate throughout the subsequent fiscal year and will need to raise additional capital if we are to continue as a going concern. We will be required to suspend or discontinue our operations if we do not raise sufficient capital to be used for implementing our business model and making necessary purchases. Currently, we do not have any definite plans to raise additional funds.

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

5. Fuel costs may adversely affect operating results

Rising and uncertain fuel costs will cause us to charge a fuel price surcharge to our customers. Such price increases may discourage potential customers from using our services thus causing a decrease in revenue. As well, a decrease in the number of tourists to the Vancouver region may result in a decrease in the number of customers that utilize our services with the result being a reduction in our revenue.

6. Concentrated Control of the Company

Our officers and directors beneficially own 39.5 % of our outstanding common stock. Arndt O. Roehlig, former director, secretary, and treasurer, owns 39.5 % of our outstanding common stock. Arndt O. Roehlig is the brother of our sole director/officer, Axel G. Roehlig. Such concentrated control of the company may adversely affect the price of our common stock. Messrs. Axel G. Roehlig and Arndt O. Roehlig may be able to exert significant influence, or even control, over matters requiring approval by our security holders, including the election of directors. Such concentrated control may also make it difficult for our other shareholders to receive a premium for their shares of our common stock in the event we merge with a third party or enter into a different transaction which requires shareholder approval. Our officers and directors will be able to elect all of our directors, control our operations, and inhibit your ability to cause a change in the course of the company's operations. Our articles of incorporation do not provide for cumulative voting. Cumulative voting is a process that allows a shareholder to multiply the number of shares owned by the number of directors to be elected. The resulting number equals the total votes that a shareholder may cast for all of the directors. Those votes may be allocated in any manner to the directors being elected. In certain circumstances, cumulative voting may allow a minority group of shareholders to elect at least one director to the board. If our business were to fail, our officers and directors would not be negatively affected. Success of our business would benefit our officers and directors.

7. Decrease in Market Price

Sales of common stock by our officers and directors may cause the market price for the common stock to drop. A total of 24,000,000 shares of common stock were issued to our officers and directors in August, 2003, in consideration for cash payment. Currently, Arndt O. Roehlig, former director, secretary, and treasurer, of the Company, continues to own those 12,000,000 shares issued to him at the time when was an officer/director of the Company. Messrs. Axel G. Roehlig and Arndt O. Roehlig are likely to sell a portion of their common stock if the market price increases above $0.10. If they do sell their common stock into the market, these sales may cause the market price of the common stock to decrease. However, all of the shares of common stock issued to Messrs. Axel G. Roehlig and Arndt O. Roehlig are 'restricted' securities as defined by Rule 144 of the Securities Act. This means that the common stock is eligible for sale subject to volume limitations, timing and manner of sale restrictions, and filing of notice requirements.

8. Limited Market for Resale

The market for our common stock is limited and we cannot assure you that a larger market will ever be developed or maintained. Because we are a penny stock, you may be unable to resell your shares. Our common stock is defined as a "penny stock" under the Securities and Exchange Act of 1934, and its rules. Because we are a penny stock, you may be unable to resell your shares. This is because the Exchange Act and the penny stock rules impose additional sales practice and disclosure requirements on broker-dealers who sell our securities to persons other than accredited investors. As a result, fewer broker/dealers are willing to make a market in our stock.

9. Effecting legal service

We are incorporated in the State of Nevada and maintain a registered office in Las Vegas, Nevada. This registered office is authorized to accept service of all legal process upon the Company. Though it is possible, it may be difficult for a resident of a country other than Canada to serve Mr. Axel G. Roehlig with legal process or other documentation since he resides in Canada. If legal service cannot be effected as against Mr. Axel G. Roehlig, then he cannot be made a party to a lawsuit.

10. Dependence On Key Personnel

We depend on the continued service of our officers and directors. The loss of the services of our officers and directors could cause us to go out of business. We do not have employment agreements with any employee, nor do we maintain any key person life insurance policies for any of our officers or directors. In addition, we must attract, retain and motivate highly skilled employees. We face significant competition for individuals with the skills required to develop, market and support our services. We may not be able to recruit and retain sufficient numbers of highly skilled employees, and as a result our business could suffer.

ITEM 2:  PROPERTIES

Our principal executive office is located at 509-207 West Hastings Street, Vancouver, BC, V6B 1H7, Canada. We lease our office under a renewable one year verbal, not written, lease agreement with Trivello Ventures, Inc. that expires August, 2006. In August, 2005, this lease was renewed for an additional one year on the same terms and conditions, expiring in August, 2006. Our director is also a director of Trivello Ventures, Inc. Our monthly rental payment is $-0-.

ITEM 3:  LEGAL PROCEEDINGS

None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On or about August 4, 2004, a Form 211 application was submitted to NASD on behalf of the Company for the purpose of obtaining approval to trade the Company's shares on the Over the Counter Bulletin Board ("OTCBB"). On or about November 1, 2004, the Company was approved by NASD for trading on the OTCBB under the ticker symbol NWPV. The Company has not paid, nor declared, any cash dividends since its inception and does not intend to declare any such cash dividends in the foreseeable future. The Company's ability to pay a dividend is subject to limitations imposed by Nevada law. Under Nevada law, dividends may be paid to the extent that the corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business. The Company does not have any outstanding options or warrants, or other securities convertible into common equity. Of the 30,261,000 shares of common stock issued and outstanding as of September 27, 2005, 12,000,000 shares were owned by our officer and director. As well, 12,000,000 shares are owned by our former officer and director, Arndt O. Roehlig. These shares were issued as restricted and may be resold only in compliance with Rule 144 of the Securities Act of 1933. As of September 27, 2005, there were 42 holders of record.

Recent Sales of Unregistered Securities

On August 22, 2003, 2,000,000 pre-split restricted common shares were issued to the Company's President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer, and a member of the Board of Directors, Axel G. Roehlig, for $200. Post-split, Axel G. Roehlig owns 12,000,000 common shares. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by
Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities.

On August 22, 2003, 2,000,000 restricted common shares were issued to Arndt O. Roehlig, former Company Secretary, Treasurer, and member of the Board of Directors, for $200. Post-split, Arndt O. Roehlig owns 12,000,000 common shares. The shares were issued without registration under the Securities Act of 1933 in reliance on an exemption from registration provided by Section 4(2) of the Securities Act. No general solicitation was made in connection with the offer or sale of these securities. On or about July 14, 2005, Arndt O. Roehlig resigned from his offices and his position as director of the Company.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULT OF OPERATIONS

Financial Condition, Liquidity and Capital Resources.

We were incorporated for the purpose of establishing a marine adventure tourism business. Our capital has been obtained via issuance of common stock and shareholder loans. On June 28, 2004, our initial public offering was completed. We raised $104,350 by selling 1,043,500 shares of common stock at an offering price of $.10 per share. Post split, at a ratio of 6:1, we had our 6,261,000 shares of unrestricted common stock.

As of June 30, 2005, we had positive working capital of $6,024 compared with a positive working capital of $89,902 as of June 30, 2004. The resulting decrease in working capital is primarily attributed to expenses incurred from administration costs, management fees, and professional fees.

As of June 30, 2005, our total assets were comprised of $6,024 in cash. This is a decrease from our assets, being cash reserves, of $93,135 as of June 30, 2004. The resulting decrease in assets is primarily attributed to expenses incurred from administration costs, management fees, and professional fees.

As of June 30, 2005, our total liabilities were -0-.

We have generated revenues of $-0- since the date of inception.
Our working capital is not sufficient to commence operations. We do not expect to be able to satisfy our cash requirements past December, 2005. Subsequent to December, 2005, we will have to raise additional funds in order to continue as a going concern. If additional funds are raised, then we anticipate doing so through a secondary public offering, equity private placements and/or debt financing. However, we do not currently have any long term debt and prefer to raise funds through a secondary public offering and/or equity private placements rather than debt financing. If we are not able to raise additional funds, then we will consider a business combination with a third party. We do not expect to purchase or sell any significant equipment nor do we expect any significant changes in the number of our employees.

Results of Operations.

We posted losses of $(83,878) for the year ending June 30, 2005.
The principal components of the loss were administrative, management, and professional expenses. Operating expenses for the year ending June 30, 2005, were $(83,878), an increase from losses of $(14,848) incurred to June 30, 2004.


ITEM 7: FINANCIAL STATEMENTS


[This space intentionally left blank.]

Madsen & Associates, CPA's Inc.                 684 East Vine St, Suite 3
  Certified Public Accountants                  Murray, Utah 84107
  and Business Consultants                      Telephone: 801 268-2632
                                                Fax:    801 262-3978



Board of Directors
Northwest Passage Ventures Ltd.
Vancouver, BC Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Northwest Passage Ventures LTD (development stage company) at June 30, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year ended June
30, 2005, and the period August 22, 2003 to June 30, 2004 and the period August 22, 2003 (date of inception) to June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Passage Ventures LTD at June 30, 2005, and the results of operations, and cash flows for the year ended June 30, 2005, and the period August 22, 2003 to June 30, 2004 and the period August 22, 2003
(date of inception) to June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


Salt Lake City, Utah
September 29, 2005

                      s\Madsen & Associates, CPA's Inc.

               NORTHWEST PASSAGE VENTURES LTD.
                (Development Stage Company)
                       BALANCE SHEET
                      June 30, 2005



  ASSETS
  CURRENT ASSETS

       Cash                                              $6,024

            Total Current Assets                         $6,024


  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES

       Accounts payable                                  $  -

            Total Current Liabilities                       -

  STOCKHOLDERS' EQUITY

       Common stock
       100,000,000 shares authorized, at $.0001
         par value,
       30,261,000 shares issued and outstanding           3,026

       Capital in excess of par value                     101,724

       Deficit accumulated during the development stage   (98,726)

            Total Stockholders' Equity                   $6,024


The accompanying notes are an integral part of these financial statements.

                 NORTHWEST PASSAGE VENTURES LTD.
                (Development Stage Company)
                  STATEMENT OF OPERATIONS
  For the Year Ended June 30, 2005 and the Period August 22, 2003 to June 30, 2004 and the Period August 22, 2003, (date of inception)
                     to June 30, 2005


                           Jun 30,       Jun 30,     Inception to
                           2005          2004        Jun 30, 2005

  REVENUES                $    -        $   -       $   -

  EXPENSES

    Administrative          83,878        14,848      98,726

  NET LOSS                $(83,878)     $(14,848)   $(98,726)




  NET LOSS PER COMMON
    SHARE

    Basic and diluted     $    -        $    -


  AVERAGE OUTSTANDING
  SHARES

  Basic (stated in 1000's)  30,261        4,130


The accompanying notes are an integral part of these financial statements.

               NORTHWEST PASSAGE VENTURES LTD.
                (Development Stage Company)
        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
         Period August 22, 2003, (Date of Inception)
                     to June 30, 2005

                                          	  Capital in
                               Common Stock	  Excess of	      Accumulated
                           Shares       Amount    Par Value       Deficit

Balance August 22, 2003       -       $ -          $  -           $  -
  (date of inception)

Issuance of common stock
for cash August 22, 2003  24,000,000   2,400        (2,000)          -


Issuance of common stock
for cash June 2004
                           6,261,000     626       103,724           -


Net operating loss for
the period August 22, 2003
to June 30, 2004                -           -          -           (14,848)

Net operating loss for the
year ended June 30, 2005        -           -          -           (83,878)

Balance June 30, 2005      30,261,000   $3,026     $101,724       $(98,726)


The accompanying notes are an integral part of these financial statements.

                NORTHWEST PASSAGE VENTURES LTD.
                (Development Stage Company)
                   STATEMENT OF CASH FLOWS
 For the Year Ended June 30, 2005 and the Period August 22, 2003 to June 30, 2004 and the Period August 22, 2003, (date of inception)
                     to June 30, 2005


                                     Jun 30,       Jun 30,     Inception to
                                     2005          2004        Jun 30, 2005
  CASH FLOWS FROM
   OPERATING ACTIVITIES

  Net loss                         	$(83,878)     $(14,848)     $(98,726)


  Adjustments to reconcile net
  loss to net cash provided by
  operating activities:

       Change in accounts payable     (3,233)        3,233           -

       Net Change in Cash From
         Operations                  (87,111)      (11,615)      (98,726)

  CASH FLOW FROM INVESTING
      ACTIVITIES                         -   		   -              -

  CASH FLOWS FROM  FINANCING
      ACTIVITIES

  Proceeds from issuance of common
    stock                                -         104,750       104,750

Increase (Decrease)in Cash           (87,111)       93,135         6,024

  Cash at Beginning of Period         93,135           -              -

  Cash at End of Period              $ 6,024     $  93,135        $6,024



 The accompanying notes are an integral part of these financial statements.

                      NORTHWEST PASSAGE VENTURES LTD.
                       (Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2005

1.  ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on August 22, 2003, with authorized common stock of 100,000,000 shares at a par value of $.0001. The Company was organized for the purpose of establishing a marine adventure tourism business.

The Company has not started operations and is in the development stage.


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

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

                     NORTHWEST PASSAGE VENTURES LTD.
                       (Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2005

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

On June 30, 2005, the Company had a net operating loss available for carry forward of $98,726. The tax benefit of approximately $30,000 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has not started operations. The loss carry forward will expire in 2025.


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

                     NORTHWEST PASSAGE VENTURES LTD.
                       (Development Stage Company)
                      NOTES TO FINANCIAL STATEMENTS
                                 June 30, 2005

3. COMMON CAPITAL STOCK

On August 22, 2003 the Company completed a private placement offering of 24,000,000 common shares for $400 and during June
2004 a registered offering of 6,261,000 common shares for 1,043,500.

On June 4, 2005 the Company completed a forward stock split of six shares for one outstanding share.

This report has been prepared showing post split shares from inception.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

The company's officer-director has acquired 39.5% of the outstanding capital stock and 39.5% of the outstanding capital stock has been acquired by a director-officer who resigned from his positions on or about July 14, 2005.

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

Name              Age   Term Served     	Positions with the
                        As Director/    	Company
                        Officer

Axel G. Roehlig   38    Aug 22, 2003   	President, Chief Executive
							Officer, Chief Financial
							Officer, Principal Accounting
							Officer, Secretary, Treasurer,
							Director

The above individual will serve as an officer and director. A brief description of his position, proposed duties, background, and business experience follows:

Axel G. Roehlig. From 1998 through May, 2001, Mr. Axel G. Roehlig was responsible for investor relations matters and corporate administration affairs at Destiny Media Technologies, a public company listed on the Over The Counter Bulletin Board whose business included research, development, and sales of internet based technologies such as online streaming of music and video.
Mr. Axel G. Roehlig does not maintain any ownership position in Destiny Media Technologies. From October, 2001, to the date of this filing, Mr. Axel G. Roehlig has held the position of vice-president of corporate development and has been responsible for investor relations matters and corporate administration affairs for Trivello Ventures Inc. (previously known as Solaia Ventures Inc.), a public company listed on the Canadian Venture Exchange whose primary business is oil and gas exploration. Trivello Ventures Inc. was previously named Solaia Ventures Inc. A name change from Solaia Ventures Inc. to Trivello Ventures Inc. was effected on January 22, 2003. Mr. Axel G. Roehlig owns 335,000 common shares and 320,000 warrants of Trivello Ventures Inc. He has been a director, since February, 2002, and the president, since March, 2002, of RET
Internet Services Inc., a public company listed on the Canadian Venture Exchange whose primary business is an internet based real estate directory. Mr. Axel G. Roehlig owns 220,000 common

-21

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

Code of Ethics.

Effective July 22, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us; (3) compliance with applicable governmental laws, rules and regulations; (4) the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics;
and (5) accountability for adherence to the Code of Business Conduct and Ethics. Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business
Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to Northwest Passage Ventures, Ltd., Suite 509, 207 West Hastings Street, Vancouver, British Columbia, V6B 1H7, Canada,
Attention: Axel G. Roehlig.

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

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table sets forth as of September 27, 2005, the name and number of shares of the Company's Common Stock, par value $.0001 per share, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the 30,261,000 issued and outstanding shares of the Company's Common Stock, and the name and share holdings of each director and of all officers and directors as a group.

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


                               Amount of     	% of Class     	% of Class
                               Beneficial     	Before         	After
Name and Address       		Ownership*     	Offering       	Offering*

Axel G. Roehlig**               12,000,000        50%             39.5%
509-207 West Hastings Street
Vancouver, BC,
V6B 1H7

Arndt O. Roehlig***             12,000,000         50%          	39.5%
509-207 West Hastings Street
Vancouver, BC,
V6B 1H7   Canada

TOTAL                           24,000,000        100%          	79.0%


*Security ownership of both of the beneficial owners was determined on September 27, 2005.
**Axel G. Roehlig is the sole director and officer of the Company.
***Arndt O. Roehlig resigned as a director and officer of the Company on or about July 14, 2005. Arndt O. Roehlig and Axel G. Roehlig are brothers.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have issued shares to the following officers, directors, promoters and beneficial owners of more than 5% of our outstanding securities.

                  Number    	Consideration      Relationship           Date of
Name			of Shares   	Given		   to Company           Issuance

Axel G. Roehlig 12,000,000	$200			President			Aug 22, 2003
                                     	     Chief Executive Officer,
                                               Chief Financial Officer,
                                               Principal Accounting Officer,
                                               Secretary, Treasurer, and
                                               Director

Arndt O. Roehlig 12,000,000	$200		Beneficial owner		Aug 22, 2003
                                     	more than 5%

Since the date of our inception, Mr. Axel G. Roehlig had advanced loans to us in the sum of $3,233. These funds have been applied to start-up expenses and operating capital. The loans did not bear any interest and were not evidenced by documentation. This loan has been fully repaid by the Company to Mr. Axel G. Roehlig.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Reports on Form 8-K

       June 6, 2005 - Forward Stock Split
       July 20, 2005 - Resignation of Director/Officer

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

a.   Evaluation of disclosure controls and procedures

The Company's chief executive officer/chief financial officer has reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), as of a date within ninety days before the filing of this annual report. Based on that evaluation, the chief executive officer/chief financial officer has concluded that the Company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

b.   Changes in internal controls

There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness in the internal controls, and therefore no corrective actions were taken.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of September, 2005.

                                NORTHWEST PASSAGE VENTURES LTD.
                                 (Registrant)



                                 /s/  Axel G. Roehlig

                                	By:  Axel G. Roehlig
                                	President, Chief Executive Officer, Chief
                                    Financial Officer, Principal Accounting
                                    Officer, Secretary, Treasurer, and
                                    a member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.



Signature		           Title	                             Date


/s/ Axel G. Roehlig
Axel G. Roehlig    	  President, Chief Executive          September 27, 2005
                          Officer, Chief Financial
                          Officer, Principal Accounting
                          Officer, Secretary, Treasurer,
                          and a member of the Board of Directors