Form 10QSB
period 2005-09-30
NORTHWEST PASSAGE VENTURES LTD
filed 2005-12-13
CIK 1265840

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2005

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: December 13, 2005: 57,545,143 common shares outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [	]	No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Northwest Passage Ventures, Ltd. at September 30, 2005 and June 30, 2005, and the statements of operations for the three months ended September 30, 2005 and 2004, and the cash flows for the three months ended September 30, 2005 and 2004, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

NORTHWEST PASSAGE VENTURES, LTD.

(Development Stage Company)

BALANCE SHEETS

September 30, 2005 and June 30, 2005

(Unaudited)

	(unaudited)
	Sep 30, 2005	Jun 30, 2005

ASSETS
CURRENT ASSETS
Cash	$5,638	$6,024
Total Current Assets	$5,638	6,024

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable-related party	$0	$0
Total Current Liabilities	0	0
STOCKHOLDERS' EQUITY
Common stock
100,000,000 shares authorized at $.0001 par value; 30,261,000 shares issued and outstanding	3,026	3,026
Capital in excess of par value	101,724	101,724
Deficit accumulated during development stage	(99,112)	(98,726)
Total Stockholders' Equity	5,638	6,024

The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.

(Development Stage Company)

STATEMENTS OF OPERATIONS – (unaudited)

For the Three Months Ended September 30, 2005, and 2004,

and the Period August 22, 2003, (date of inception) to September 30, 2004, and the Period August 22, 2003, to June 30, 2005

	Sept 30, 2005	Sept 30, 2004	Inception to Sep 30, 2005
REVENUES	$-	$-	$-
EXPENSES
Administrative	386	34,480	99,112
NET LOSS	$(386)	$(34,480)	$(99,112)
NET LOSS PER COMMON SHARE
Basic and diluted	$-	$-
AVERAGE OUTSTANDING SHARES
Basic (stated in 1,000's)	30,261	24,000

The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.

(Development Stage Company)

STATEMENT OF CASH FLOWS – (unaudited)

For the Three Months Ended September 30, 2005, and 2004,

and the Period August 22, 2003, (date of inception) to September 30, 2005

	Sept 30, 2005	Sept 30, 2004	Inception to Sep 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(386)	$(34,480)	$(99,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net Change in Cash from Operations	(386)	(34,480)	(99,112)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	104,750
Increase (Decrease) in Cash	(386)	(34,480)	5,638
Cash at Beginning of Period	6,024	93,135	-
Cash at End of Period	$5,638	$58,655	$5,638

The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.

(Development Stage Company)

Notes to Financial Statements

September 30, 2005

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

September 30, 2005

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

On September 30, 2005, the Company had a net operating loss available for carry forward of $99,112. The tax benefit of approximately $30,000 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has not started operations. The loss carryover will expire in 2025.

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

NORTHWEST PASSAGE VENTURES, LTD.

(Development Stage Company)

Notes to Financial Statements (Continued)

September 30, 2005

3. COMMON CAPITAL STOCK

On August 22, 2003, the Company completed a private placement offering of 24,000,000 common shares for $400 and during June, 2004, a registered offering of 6,261,000 common shares for $104,350.

On June 4, 2005, the Company completed a forward stock split of six shares for each outstanding share.

This report has been prepared showing post split shares from inception.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer's-director's have acquired 79% of the outstanding capital stock.

The Company was organized for the purpose of establishing a marine adventure tourism business and for this purpose has leased a 34 foot Sunseeker vessel from a related party. The terms of the lease includes a daily charter fee of $500 plus all operating and maintenance expenses. The duration of the lease is month to month and can be cancelled with a 30 day notice.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended September 30, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Overview

The Company was incorporated in the State of Nevada on August 22, 2003. The Company remains in the development stage of its business of establishing a marine adventure tourism business providing luxury excursions throughout the Pacific Northwest, primarily in and around Vancouver and the Gulf Islands, British Columbia, Canada. The Company owns a website through which it intends to market its services and possibly attract advertisers to its website.

The Company has been in the development stage since its inception and and has not generated any revenues from its planned operations. Management currently devotes most of its time to developing a market for its business and raising additional funds. As of September 30, 2005, the Company had

$5,638 in cash and no liabilities. Our cash reserves are not sufficient to satisfy our operating requirements during the next three months. Should the Company proceed with implementing its planned activities, then we anticipate that cash reserves will be exhausted within approximately three months or, quite likely, sooner, if significant revenue is not generated during this time. For the company to remain in business for more than three months, we believe that we need to raise additional funds through loans and/or equity financing.

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

On June 4, 2005, the Company’s common stock was split forward at a 6.0 for 1.0 ratio. The forward split increased our issued and outstanding share capital from 5,043,500 shares of common stock to 30,261,000 shares of common stock.

On July 14, 2005, Mr. Arndt O. Roehlig resigned as an officer and director of the Company.

On September 28, 2005, Mr. Arndt O. Roehlig returned to Company treasury all common stock issued to him being a total of 12,000,000 restricted common shares. Mr. Arndt O. Roehlig was not paid any compensation for these shares. On September 28, 2005, Mr. Axel G. Roehlig returned to Company treasury 250,000 restricted common shares. Mr. Axel G. Roehlig was not paid any compensation for these shares. Consequently, our issued and outstanding share capital decreased from 30,261,000 to 18,011,000 shares of common stock.

On October 14, 2005, the Company’s common stock was split forward at a 3.195 for 1.0 ratio. The forward split increased our issued and outstanding share capital from 18,011,000 shares of common stock to 57,545,145 shares of common stock.

At September 30, 2005, we had negative working capital of $99,112 compared to negative working capital of $98,726 at June 30, 2005. This change is primarily the result of payment of administration fees.

At September 30, 2005, our Company had total assets of $5,638 consisting of cash, which compares with our Company's total assets at June 30, 2005, of $6,024 consisting of cash. This change is primarily the result of expenses related to administration fees.

At September 30, 2005, our Company did not have any liabilities. Our total liabilities at June 30, 2005, were also nil.

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

Results of Operations

Our Company posted a loss of $386 for the three months ending September 30, 2005. The principal components of the loss were administration fees. Operating expenses for the three months ending September 30, 2005, were $386 compared to operating expenses of $98,726 for the year ending June 30, 2005.

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

Our management carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

Current report filed July 20, 2005, stating that Mr. Arndt O. Roehlig resigned as Company director, secretary and treasurer.

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

Date: December 13, 2005

By: /s/	Axel G. Roehlig

Axel G. Roehlig

President, Chief Executive Officer,

Chief Financial Officer, Principal

Accounting Officer, Secretary, Treasurer,

and a member of the Board of Directors