Form 10QSB
period 2005-12-31
NORTHWEST PASSAGE VENTURES LTD
filed 2006-02-14
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 333-20895

NORTHWEST PASSAGE VENTURES, LTD.
(Exact name of small business issuer as specified in its charter)
Nevada	20-0177856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
509-207 West Hastings Street
Vancouver, British Columbia
V6B 1H7 Canada
(Address of principal executive offices)
604.687.3113
(Issuer’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

57,545,143 outstanding common shares issued and outstanding as at February 9, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION ITEM 1. FINANCIAL STATEMENTS

The accompanying balance sheets of Northwest Passage Ventures, Ltd. at December 31, 2005 and June 30, 2005, and the statements of operations for the six months ended December 31, 2005 and 2004, and the cash flows for the six months ended December 31, 2005 and 2004, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

3
NORTHWEST PASSAGE VENTURES, LTD.
(Development Stage Company)
BALANCE SHEETS
December 31, 2005 and June 30, 2005
	(Unaudited)
	Dec 31,	June 30,
	2005	2005
ASSETS
CURRENT ASSETS
Cash	$106	$6,024
Total Current Assets	$106	$6,024
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$-	$-
Total Current Liabilities	-	-
STOCKHOLDERS' EQUITY
Common stock
100,000,000 shares authorized at $.0001 par
value; 30,261,000 shares issued and
outstanding	3,026	3,026
Capital in excess of par value	101,724	101,724
Deficit accumulated during development stage	(104,644)	(98,726)
Total Stockholders' Equity	$106	$6,024

The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.
(Development Stage Company)
STATEMENTS OF OPERATIONS - (unaudited)
For the Three and Six Months Ended December 31, 2005, and 2004,
and the Period August 22, 2003, (date of inception) to December 31, 2005

	Three Months		Six Months
	Dec 31, 2005	Dec 31, 2004	Dec 31, 2005	Dec 31, 2004	Aug 22, 2003 to Dec 31, 2005

REVENUE	$-	$-	$-	$-	$-
EXPENSES
Administrative	5,532	48,476	5,918	82,596	104,644
NET OPERATING LOSS	$(5,532)	$(48,476)	$(5,918)	$(82,956)	$(104,644)
LOSS PER COMMON
SHARE
Basic and diluted	$-	$-	$-	$-	$-
AVERAGE OUTSTANDING
SHARES – stated in 1,000’s
Basic	30,261	24,000	30,261	24,000

The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.
(Development Stage Company)
STATEMENT OF CASH FLOWS - (unaudited)
For the Six Months Ended December 31, 2005, and 2004,
and the Period August 22, 2003, (date of inception) to December 31, 2005

	Dec 31, 2005	Dec 31, 2004	Inception to Dec 31, 2005

CASH FLOWS FROM
OPERATING ACTIVITIES
Net loss	(5,918)	(82,956)	(104,644)
Adjustments to reconcile net
loss to net cash provided by
operating activities:
Net Cash used in Operations	(5,918)	(82,956)	(104,644)
CASH FLOWS FROM INVESTING
ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING
ACTIVITIES
Proceeds from issuance of common
Stock	-	-	104,750
Increase (Decrease) in Cash	(5,918)	(82,956)	106
Cash at Beginning of Period	6,024	93,135	-
Cash at End of Period	$106	$10,179	$106

The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD. (Development Stage Company) Notes to Financial Statements December 31, 2005

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

NORTHWEST PASSAGE VENTURES, LTD. (Development Stage Company) Notes to Financial Statements (Continued) December 31, 2005

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

On December 31, 2005, the Company had a net operating loss available for carry forward of $104,644. The tax benefit of approximately $31,000 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has not started operations. The loss carryover will expire in 2025.

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

NORTHWEST PASSAGE VENTURES, LTD. (Development Stage Company) Notes to Financial Statements (Continued) December 31, 2005

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

The Company was organized for the purpose of establishing a marine adventure tourism business and for this purpose has leased a 34 foot Sunseeker vessel from a related party. The terms of the lease includes a daily charter fee of $500 plus all operating and maintenance expenses. The duration of the lease is month to month and can be cancelled with a 30-day notice.

FINANCIAL STATEMENTS

The accompanying balance sheets of Northwest Passage Ventures, Ltd at December 31, 2005 and June 30 2005, and the statements of operations for the three and six months ended December 31, 2005 and 2004, and the cash flows for the six months ended December 31, 2005 and 2004, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended December 31, 2005 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. Forward-looking statements deal with our current plans, intentions, beliefs and expectations and are statements of future economic performance. Statements containing terms like "believes", "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors". You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this report, the materials referred to in this report, and the materials incorporated by reference into this report.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States Generally Accepted Accounting Principles. In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, and “Northwest” means Northwest Passage Ventures, Ltd., unless otherwise indicated.

General

Northwest was incorporated in the State of Nevada on August 22, 2003 and remains in the development stage of our business of establishing a marine adventure tourism business providing luxury excursions throughout the Pacific Northwest, primarily in and around Vancouver and the Gulf Islands, British Columbia, Canada. We own a website through which we intend to market our services and possibly attract advertisers to our website.

The address of our principal executive office is Suite 509– 207 West Hastings Street, Vancouver, BC, Canada, V6B 1H7. Our telephone number is 604-687-3113.

Our Current Business

We have been in the development stage since inception and have not generated any revenues from our planned operations. Management currently devotes most of its time to developing a market for our business and raising additional funds. As of December 31, 2005, we had $106 in cash and no liabilities. Our cash reserves are not sufficient to satisfy our operating requirements during the next three months. Should we proceed with implementing our planned activities, then we anticipate that cash reserves will be exhausted within approximately three months or, quite likely, sooner, if significant revenue is not generated during this time. For our company to remain in business for more than three months, we believe that we need to raise additional funds through loans and/or equity financing.

Our ability to emerge from the development stage with respect to our planned principal operations is dependent upon our ability to raise additional funds and/or generate significant revenue through operations. There is no guarantee that we will be able to complete any of the above objectives. This raises significant doubt regarding our ability to continue as a going concern.

Employees

Currently we have no full-time or part-time employees. Mr. Roehlig our sole director and officer provides services on a month-to-month basis. Mr. Roehlig has not signed an employment or consulting agreement with us. We do not expect any material changes in the number of employees over the next 12 month period. We may enter into formal written service agreements with Mr. Roehlig or any future directors or officers in the future.

Plan of Operations

From the date of our incorporation on August 22, 2003 to December 31, 2005, we have been a start up company that has generated minimal revenues.

Our operating expenses are classified primarily into the following category:

•	operating expenses, which consist primarily of the expenses incurred for administrative expenses. The amount incurred by our company during the period from inception on August 22, 2003 to December 31, 2005 was $104,644.

We intend to continue the development of our business. We anticipate we will require up to $40 –$100,000 for the 12 months ending December 31, 2006 to fund our obligations in respect of our business development and for our ongoing operational expenses.

Marketing and Sales Plan

Over the next 12 months, we will continue to maintain our website and establish strategic relationships with certain providers of travel related products and services including:

•	four and five star hotels and resorts;

•	car rental agencies;

•	airlines;

•	restaurants;

•	travel agencies; and

•	executive corporate planners.

We expect to publish printed materials that will be freely distributed by these providers of travel related products and services.

Product Research and Development

We will not be conducting any product research or development.

Personnel Plan

We do not currently plan to add more personnel to our company.

Financial Condition, Liquidity and Capital Resources

Our principal capital resources have been through the issuance of common stock, although we may use shareholder loans, advances from related parties, or borrowing in the future.

At December 31, 2005, we had working capital of $106.

At December 31, 2005, our total assets were $106.

At December 31, 2005, our total current liabilities were $Nil.

Operating expenses for the three-months ended December 31, 2005 were $5,532 compared to $10,464 since incorporation.

At December 31, 2005, we had cash on hand of $106.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotion activity connected with the development and marketing of our business throughout the period ending December 31, 2006.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the successful and sufficient market acceptance of our tourism services. The issuance of additional equity securities by us will result in a dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

We have incurred operating losses since inception. As we had cash on hand of $106 as at December 31, 2005, management projects that we may require an additional $40,000 - $100,000 to fund our ongoing operating expenditures and working capital requirements.

There are no assurances that we will be able to obtain further funds as may be required for our continued operations. If required, we will pursue various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Purchase of Significant Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations.

Application Of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

Income Taxes

We utilize the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2005, we had a net operating loss available for carry forward of $106,644. The tax benefit of approximately $31,000 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since we have not started operations. The loss carry forward will expire in 2025.

Financial and Concentrations Risk

We do not have any concentration or related financial credit risk.

Revenue Recognition

Revenue will be recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

We will expense advertising and market development costs as incurred.

Recent Accounting Pronouncements

We do not expect that the adoption of other recent accounting pronouncements will have a material impact on our financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Associated with our Business

We are a development stage company with a limited operating history which makes it difficult to evaluate whether we will operate profitably.

We do not have any operating history. We were founded on August 22, 2003, and from the date of inception to December 31, 2005, we had a net loss of $5,918. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to: implementing our business model; developing and marketing our services; developing and maintaining our website; securing and maintaining clientele; and developing strategic relationships.

In addition to the above, you should consider our prospects in light of the risks and difficulties often encountered by early development stage companies, such as : an unpredictable business environment; the difficulty of managing growth; and the effectiveness of our business model. If we do not effectively manage these risks, we will go out of business. To address these risks, we must, among other things: create a customer base; develop a referral network; implement our business and marketing strategy; and provide superior customer service.

We cannot be sure that we will be successful in addressing these risks and uncertainties, and our failure to do so could have a materially adverse effect on our financial condition and continued operations. In addition, our operating results are dependent to a large degree upon factors outside of our control, including among other things, increased competition. There are no assurances that we will be successful in addressing these risks, and failure to do so may adversely affect our business and financial condition.

We have not generated substantial revenue from our business and we may need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending December 31, 2006 in the approximate amount of $40,000 – $100,000. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

The loss of Axel G. Roehlig may affect our ability to raise additional capital.

Our president, secretary and treasurer, Axel G. Roehlig, was instrumental in the development of our business and the development of our fund raising strategy and locating the sources of our capital. Our ability to raise additional capital depends upon the continued service and performance of Mr. Roehlig.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors, in the aggregate, beneficially own 65.24% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

Our success depends on our ability to sell our services via the internet.

Our business may fail if charter boating services are not sought via the internet. The use of the internet as a place where charter boating services are sought are not certain. We expect that a substantial percentage of our customer base will be individuals who are not resident in British Columbia.

In other words, we anticipate that many of our customers will be tourists. We believe that that internet may serve as one of the most effective means of marketing our services to tourists. However, if individuals are not willing, or are not able to use the internet to seek charter boating services, then we anticipate that fewer individuals will locate our business and seek our services. As a consequence of attracting fewer customers, we may not generate sufficient income to allow us to remain in business and our business may fail.

Our success is dependent on weather conditions which cannot be accurately predicted nor controlled.

If weather conditions do not permit us to operate charters for an extended period of time, then we would not be able to provide any services, and consequently, would not generate any revenue. Our business will be dependent on weather conditions which cannot be accurately predicted nor controlled. If we experience extended periods of heavy rain, strong winds and/or other weather conditions that impede our operations, then we will not be able to attract customers nor operate charters. If this were to happen, then we would not generate any revenue for an indefinite period of time and our business could fail.

Costs of fuel may adversely affect our operating results.

Rising and uncertain fuel costs will cause us to charge a fuel price surcharge to our customers. Such price increases may discourage potential customers from using our services thus causing a decrease in revenue. As well, a decrease in the number of tourists to the Vancouver region due to increased fuel costs may result in a decrease in the number of customers that utilize our services with the result being a reduction in our revenue.

Risks Associated with our Common Stock

Trading on the OTC Bulletin Board may be volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their shares.

Our common stock is quoted on the OTC Bulletin Board service of the National Association of Securities Dealers. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with the company’s operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like Nasdaq or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of the shares.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC’s penny stock regulations and the NADSD’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Other Risks

Because some of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

All of our directors and officers are nationals and/or residents of countries other than the United States, specifically Canada, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Similar difficulties will exist for enforcements of judgments against our Canadian operating subsidiary that we utilize, or any effort to attach the assets of such subsidiary, to the extent that such assets are located outside of the United States.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2005.

There were no changes in the our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Part II. OTHER INFORMATION Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

17
Item 3.	Defaults Upon Senior Securities.
None.
Item 4.	Submission of Matters to a Vote of Security Holders.
None.
Item 5.	Other Information.
None.
Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by to our Registration Statement on Form SB-2 filed October 29, 2003)

3.2	By-laws (incorporated by to our Registration Statement on Form SB-2 filed October 20, 2003)

(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by to our Registration Statement on Form SB-2/A filed April 5, 2004)

(31)	Section 302 Certifications
31.1 *	Certification of Axel G. Roehlig
(32)	Section 906 Certifications
32.1 *	Certification of Axel G. Roehlig
* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PASSAGE VENTURES, LTD.

By:	/s/ Axel G. Roehlig
Axel G. Roehlig
President, Chief Executive Officer,
Chief Financial Officer, Principal
Accounting Officer, Secretary, Treasurer,
and a member of the Board of Directors
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Date: February 14, 2006