Form 10QSB
period 2006-03-31
NORTHWEST PASSAGE VENTURES LTD
filed 2006-05-24
CIK 1265840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  333-20895

NORTHWEST PASSAGE VENTURES, LTD.
(Exact name of small business issuer as specified in its charter)

Nevada	20-0177856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

509-207 West Hastings Street Vancouver, British Columbia V6B 1H7 Canada
(Address of principal executive offices)

604.687.3113
(Issuer’s telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒     No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

57,545,143 outstanding common shares issued and outstanding as at May 1, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NORTHWEST PASSAGE VENTURES, LTD.

(Development Stage Company)

BALANCE SHEETS

March 31, 2006 and June 30, 2005

	(Unaudited)

	Mar 31, 2006	Jun 30, 2005
ASSETS
CURRENT ASSETS
Cash	$336	$6,024
Total Current Assets	$336	$6,024

LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES
Accounts payable-related party loan	$766	$-
Total Current Liabilities	$766	$-

STOCKHOLDERS' EQUITY
Common stock
100,000,000 shares authorized at $.0001 par value; 57,545,143 shares issued and outstanding	5,754	9,668
Capital in excess of par value	98,996	95,082
Deficit accumulated during development stage	(105,180)	(98,726)
Total Stockholders' Equity	(430)	6,024
	$336	$6,024

The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.

(Development Stage Company)

STATEMENTS OF OPERATIONS - (unaudited)

For the Three and Nine Months Ended March 31, 2006, and 2005,

and the Period August 22, 2003, (date of inception) to March 31, 2006

	Three Months		Nine Months
	Mar 31, 2006	Mar 31, 2005	Mar 31, 2006	Mar 31, 2005	Aug 22, 2003 to Mar 31, 2006
REVENUES	$-	$-	$-	$-	$-
EXPENSES
Administrative	536	2,430	6,454	83,406	105,180
NET OPERATING LOSS	$(536)	$(2,430)	$(6,454)	$(83,406)	$(105,180)
LOSS PER COMMON SHARE
Basic and diluted	$-	$-	$-	$-	$-
AVERAGE OUTSTANDING SHARES – stated in 1,000’s
Basic	57,545	57,545	57,545	57,545

The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES LTD.

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period August 22, 2003, (date of inception) to March 31, 2006

	Common Stock		Capital in Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance August 22, 2003 (date of inception)	-	$-	$-	$-
Issuance of common stock for cash – August 22, 2003	76,680,000	7,668	(7,268)	-
Issuance of common stock for cash – June, 2004	20,003,895	2,000	102,350	-
Net operating loss for the period August 22, 2003 to June 30, 2004	-	-	-	(14,848)
Net operating loss for the period August 22, 2003 to June 30, 2005	-	-	-	(83,878)
Balance, June 30, 2005	96,683,895	9,668	95,082	$(98,726)
Return and cancellation of Common shares	39,138,752	(3,914)	3,914	-
Net operating loss for the nine months ended March 31, 2006	-	-	-	-
Balance March 31, 2006	57,545,143	$5,754	$98,996	$(105,180)

The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.

(Development Stage Company)

STATEMENT OF CASH FLOWS - (unaudited)

For the Nine Months Ended March 31, 2006, and 2005,

and the Period August 22, 2003, (date of inception) to March 31, 2006

	Nine Months Ended March 31		Inception to Mar 31, 2006
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(6,454)	(83,406)	(105,180)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in accounts payable		(2,530)
Net Cash used in Operations	(6,454)	(85,936)	(105,180)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from issuance of common stock	-	-	104,750
Proceeds from related party loan	766	-	766
Increase (Decrease) in Cash	(5,688)	(85,936)	336
Cash at Beginning of Period	6,024	93,135	-
Cash at End of Period	$336	$7,199	$336

The accompanying notes are an integral part of these financial statements.

NORTHWEST PASSAGE VENTURES, LTD.

(Development Stage Company)

Notes to Financial Statements

March 31, 2006

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

March 31, 2006

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

On March 31, 2006, the Company had a net operating loss available for carry forward of $105,180. The tax benefit of approximately $32,000 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has not started operations. The loss carryover will expire in 2026.

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

NORTHWEST PASSAGE VENTURES, LTD.

(Development Stage Company)

Notes to Financial Statements (Continued)

March 31, 2006

3. COMMON CAPITAL STOCK

On August 22, 2003, the Company completed a private placement offering of 76,680,000 post-split common shares for $400 and during June, 2004, a registered offering of 20,003,895 post-split common shares for $104,350.

On June 4, 2005, the Company completed a forward stock split of six shares for each outstanding share.

On October 14, 2005, the Company completed a forward stock split of 3.195 shares for each outstanding share as part of the return and cancellation of 39,138,752 post-split shares.

This report has been prepared showing post split shares from inception.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer's-director's have acquired 65.2% of the outstanding capital stock.

The Company was organized for the purpose of establishing a marine adventure tourism business and for this purpose has leased a 34 foot Sunseeker vessel from a related party. The terms of the lease includes a daily charter fee of $500 plus all operating and maintenance expenses. The duration of the lease is month to month and can be cancelled with a 30-day notice.

FINANCIAL STATEMENTS

The accompanying balance sheets of Northwest Passage Ventures, Ltd. at March 31, 2006, and June 30 2005, and the statements of operations for the three and nine months ended March 31, 2006 and 2005, and the cash flows for the nine months ended March 31, 2006 and 2005, have been prepared by the Company’s management and they include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation of the results and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the nine months ended March 31, 2006 are not necessarily indicative of the results that can be expected for the year ending June 30, 2006.

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

General

We were incorporated in the State of Nevada on August 22, 2003 and remain in the development stage of our business of establishing a marine adventure tourism business providing luxury excursions throughout the Pacific Northwest, primarily in and around Vancouver and the Gulf Islands, British Columbia, Canada. We own a website through which we intend to market our services and possibly attract advertisers to our website.

The address of our principal executive office is Suite 509– 207 West Hastings Street, Vancouver, BC, Canada, V6B 1H7. Our telephone number is 604-687-3113.

Our Current Business

We have been in the development stage since inception and have not generated any revenues from our planned operations. Management currently devotes most of its time to developing a market for our business and raising additional funds. As of March 31, 2006, we had $336 in cash and liabilities of $766. Our cash reserves are not sufficient to satisfy our operating requirements during the next three months. Should we proceed with implementing our planned activities, then we anticipate that cash reserves will be exhausted within approximately three months or, quite likely, sooner, if significant revenue is not generated during this time. For our company to remain in business for more than three months, we believe that we need to raise additional funds through loans and/or equity financing.

Our ability to emerge from the development stage with respect to our planned principal operations is dependent upon our ability to raise additional funds and/or generate significant revenue through operations. There is no guarantee that we will be able to complete any of the above objectives. This raises significant doubt regarding our ability to continue as a going concern.

Employees

Currently we have no full-time or part-time employees. Mr. Roehlig, our sole director and officer provides services on a month-to-month basis. Mr. Roehlig has not signed an employment or consulting agreement with us. We do not expect any material changes in the number of employees over the next 12 month period. We may enter into formal written service agreements with Mr. Roehlig or any future directors or officers in the future.

Plan of Operations

From the date of our incorporation on August 22, 2003 to March 31, 2006, we have been a start up company that has generated minimal revenues.

Our operating expenses are classified primarily into the following category:

•

operating expenses, which consist primarily of the expenses incurred for administrative expenses. The amount incurred by our company during the period from inception on August 22, 2003 to March 31, 2006 was $105,180.

We intend to continue the development of our business. We anticipate we will require up to $40,000 – $100,000 for the 12 months ending March 31, 2007 to fund our obligations in respect of our business development and for our ongoing operational expenses.

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

At March 31, 2006, we had working capital deficit of $430.

At March 31, 2006, our total assets were $336.

At March 31, 2006, our total current liabilities were $766.

Operating expenses for the three-months ended March 31, 2006 were $536 compared to $105,180 since incorporation.

At March 31, 2006, we had cash on hand of $336.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to expand our current operations, although we anticipate that our current funds will enable us to address our minimal current and ongoing expenses and continue with the marketing and promotional activity connected with the development and marketing of our business throughout the period ending March 31, 2007.

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

We have incurred operating losses since inception. As we had cash on hand of $336 as at March 31, 2006, management projects that we may require an additional $40,000 - $100,000 to fund our ongoing operating expenditures and working capital requirements.

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

On March 31, 2006, we had a net operating loss available for carry forward of $105,180. The tax benefit of approximately $32,000 from the carry forwards have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since we have not started operations. The loss carry forward will expire in 2026.

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

We do not have any operating history. We were founded on August 22, 2003, and from the date of inception to March 31, 2006, we had a net loss of $430. We expect to incur additional losses for the foreseeable future and will go out of business if we fail to generate sufficient revenue. Additional losses will result from costs and expenses related to: implementing our business model; developing and marketing our services; developing and maintaining our website; securing and maintaining clientele; and developing strategic relationships.

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

Because we have not generated substantial revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the future development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing for the 12 month period ending March 31, 2007 in the approximate amount of $40,000 – $100,000. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

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

Our management carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

(3)	Charter and By-laws
3.1	Articles of Incorporation (incorporated by to our Registration Statement on Form SB-2 filed October 29, 2003)
3.2	By-laws (incorporated by to our Registration Statement on Form SB-2 filed October 20, 2003)
(10)	Material Contracts
10.1	Form of Subscription Agreement (incorporated by to our Registration Statement on Form SB-2/A filed April 5, 2004)
(31)	Section 302 Certifications
31.1*	Certification of Axel G. Roehlig
(32)	Section 906 Certifications
32.1*	Certification of Axel G. Roehlig

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

Date: May 23, 2006