Form 10KSB
period 2006-06-30
AMERICAS WIND ENERGY CORP
filed 2006-10-23
CIK 1265840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2006

[ ]          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________, to _____________

Commission file number  33-110052

Americas Wind Energy Corporation (formerly Northwest Passage Ventures, Ltd.)
(Name of small business issuer in its charter)

Nevada	20-0177856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Palace Arch Drive, Toronto, Ontario Canada	M9A 2S1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (416) 233-5670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.0001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No [	]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer’s revenues for its most recent fiscal year.  $Nil

- ii -

Issuer’s aggregate market value of the voting common equity held by non-affiliates at October 20, 2006 was:

14,837,580 common shares @ $1.775(1) = USD$26,336,704

(1) Average of bid and ask closing prices on October 20, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

22,503,894 shares of common stock issued and outstanding as of October 20, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☒;	No [	]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):     Yes ☐     No ☒

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and may involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with generally accepted accounting principles in the United States of America.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars.

As used in this annual report, the terms “we”, “us”, “our company”, and “NW Passage” mean Northwest Passage Ventures Ltd., a Nevada corporation, and our wholly owned subsidiaries 6544797 Canada Ltd., a Canadian corporation, and Americas Wind Energy Inc., an Ontario corporation, unless otherwise indicated.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on August 22, 2003 and since inception to August 11, 2006, we have been in the development stage of establishing a marine adventure tourism business providing luxury excursions throughout the Pacific Northwest, primarily in and around Vancouver and the Gulf Islands, British Columbia, Canada.

On June 4, 2005, we effected a six for one forward stock split of the issued shares of common stock in the capital of our company.

On October 14, 2005, we effected a 3.195 for one forward stock split of the issued shares of common stock in the capital of our company.

On April 4, 2006, our board of directors approved an amendment to our Articles of Incorporation to create 30,000,000 Class A Special Voting Shares in the capital of our company. Subsequent to our board of directors’ approval of the amendment to our Articles of Incorporation, on April 5, 2006 the holders of a majority of the outstanding common shares of our company consented in writing to the amendment to our Articles of Incorporation. The amendment to our Articles of Incorporation was effected with the Nevada Secretary of State on June 19, 2006. As a result, our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.0001 and 30,000,000 Class A Special Voting Stock without par value.

Despite the efforts of our management, we were not successful in implementing our business plan of providing marine adventure tours and have not attracted the business we anticipated. Our anticipated business plans and the operation of our company, as described in our last Form 10-KSB have not and will not be achieved or further pursued by our management. Due to our inability to generate sufficient revenues to continue operations, we decided to seek and identify a different line of business. Accordingly, we abandoned our previous business plan and focussed on the identification of suitable businesses with which to enter a business opportunity or business combination. Subsequent to our year-end, on August 11, 2006, we entered into a share exchange agreement with 6544797 Canada Ltd., a Canadian corporation and wholly-owned subsidiary of our company (the "Purchaser"), Americas Wind Energy Inc., a private Ontario corporation ("Priveco"), and the former shareholders of Priveco. The share exchange contemplated our company acquiring all of the issued and outstanding common shares of Priveco.

In connection with the closing of the share exchange agreement, and to better reflect the new direction and business of our company, we decided to change our name. On August 28, 2006, our board of directors approved an amendment to our Articles of Incorporation to change our name from “Northwest Passage Ventures, Ltd.” to “Americas Wind Energy Corporation”. Also on August 28, 2006, the holders of a majority of the outstanding common shares of our company consented in writing to the amendment to our Articles of Incorporation. The amendment to our Articles of Incorporation was effected with the Nevada Secretary of State on October 16, 2006.

Acquisition of Americas Wind Energy

On August 11, 2006, we entered into a share exchange agreement with the Purchaser, Priveco, and the former shareholders of Priveco. The closing of the transactions contemplated in the share exchange agreement and the acquisition of all of the issued and outstanding common stock of Priveco occurred on August 11, 2006. In accordance with the closing of the share exchange agreement, we:

(i)

caused the Purchaser to issue 30,000,000 class A preference shares in the capital of the Purchaser, giving the right to acquire 30,000,000 common shares in the capital of our company, to the former shareholders of Priveco on the basis of 230.769230769 class A preference shares for every one common share of Priveco; and

(ii)

issued 30,000,000 class A special voting shares in the capital of our company, to the former shareholders of Priveco on the basis of 230.769230769 class A special voting shares for every one common share of Priveco, in exchange for the requisition by our company of all of the 130,000 issued and outstanding common shares of Priveco.

Our company had 22,503,894 common shares and 30,000,000 class A special voting shares issued and outstanding as of October 20, 2006 as a result of the cancellation of 37,541,249 common shares held by Axel Roehlig, the issuance of 2,500,000 common shares, which common shares were issued pursuant to a private placement of 2,500,000 units in connection with the share exchange agreement, and the issuance of 30,000,000 class A special voting shares. The cancellation of stock, the issuance of the 2,500,000 common shares pursuant to the private placement of units and the creation and issuance of the class A special voting shares were conditions to closing of the shares exchange agreement. Accordingly, Axel Roehlig tendered 37,541,249 common shares of our company for cancellation without consideration, we issued 2,500,000 common shares pursuant to a private placement of units and we amended our Articles of Incorporation to create the 30,000,000 class A special voting shares and issued said class A special voting shares to the former shareholders of Priveco. Each class A special voting share entitles the holder thereof to receive notice of, and vote at, all general meetings of our shareholders. As of the closing date of the share exchange agreement, the former shareholders of Priveco held 30,000,000 class A special voting shares, representing approximately 60% of the issued and outstanding voting securities of our company.

In addition, we caused the Purchaser to issue 30,000,000 class A preference shares to the former shareholders of Priveco. The incorporation of the Purchaser and the issuance of the 30,000,000 class A preference shares was in furtherance of the share exchange agreement and to facilitate Canadian tax planning by the former shareholders of Priveco. The class A preference shares in the capital of the Purchaser are exchangeable into an equal number of common shares in the capital of our company upon surrender of a like number of class A special voting shares in the capital of our company. As of the closing date of the share exchange agreement, the former shareholders of Priveco held 30,000,000 class A preference shares in capital of the Purchaser, which class A preference shares are exchangeable into, upon surrender of a like number of class A special voting shares in the capital of our company, approximately 60% of the issued and outstanding common shares in the capital of our company. The share exchange is deemed to be a reverse acquisition for accounting purposes. Priveco, the acquired entity, is regarded as the predecessor entity of August 11, 2006. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file annual and quarterly reports based on the July 31 fiscal year end of Priveco. Such financial statements will depict the operating results of Priveco, including the acquisition of our company, from August 11, 2006.

Business Subsequent to the Acquisition of Americas Wind Energy

As of the closing date of the share exchange agreement on August 11, 2006, our company commenced the business of distributing wind power turbines to wind farm developers throughout North America. Our business strategy is to generate revenues through the sale of medium sized wind turbines and the licensing of Lagerwey wind turbine technology and product lines.

Our company will focus on the manufacturing and marketing of medium sized (500 – 1,000 megawatt (MW)) wind turbines for the North American market.

Our strategy is to manufacture as much as possible in North America, providing both cost effectiveness and local content. All of our projects to date have made use of local tower manufacturers.

We are and intend to remain a virtual manufacturer. We will subcontract the components of our wind turbines to qualified manufacturers and manufacturing partners to achieve the best in quality at the lowest cost. As a key part of the strategy of a virtual manufacturer, we will maintain strict quality assurance programs and quality control procedures for our subcontractors and partners.

Suitable applications for our wind turbines include:

-	Wind farms;
-	Municipal wind power systems;
-	Large agricultural wind power systems;
-	Imbedded system for industry and mining; and
-	Wind systems integrated with other technologies, e.g. wind diesel.

Our company holds an exclusive license from Emergya Wind Technologies B.V., for the technology and product lines in the medium sized wind turbine class developed by Lagerwey Windturbine B.V., for North America. We replaced the European designed power converter in the Lagerwey product with a North American designed and manufactured power converter to meet North American standards and electrical grid requirements. The resulting product combines state of the art European wind turbine technology and experience with North American power electronics.

We intend to license the Lagerwey Direct Drive technology to the North, South and Central American markets. The Lagerwey Direct Drive technology eliminates the main drive gear, the most problematic component of a wind turbine, and is intended to increase reliability and performance of our wind turbines. The Lagerwey Direct Drive technology was purchased by Emergya Wind Technologies B.V., of which our company was one of the initial investors. Our company also provided the funds used by Emergya Wind Technologies B.V. to purchase the Lagerwey technology. We have a license agreement with Emergya Wind Technologies B.V. in respect of the Lagerwey technology for North, South and Central America.

Our license agreement with Emergya Wind Technologies B.V. is exclusive for North America, i.e. the United States, Canada and Mexico, but non-exclusive for South and Central America. We pay a license fee and a 3% royalty for ongoing development.

Brief Introduction to the Wind Energy Industry

Certain of the following information, as indicated, is summarized from the American Wind Energy Association (AWEA), available at www.awea.org. The information obtained from the AWEA's website does not form part of this annual report.

Wind power is the fastest growing energy source in the world with 28% growth in 2005 (www.awea.org). The industry has come of age and is assuming its place in North America as a major contributor to the electrical energy production market. As it did in Europe, demand driven factors are propelling the industry's dramatic growth.

Governments at all levels throughout North America are spurring demand through various public policy measures, including tax incentives, renewable portfolio standards, direct purchases, and power purchase agreements.

The U.S. federal government supports the industry through the use of a production tax credit ("PTC"). The PTC's spur demand for new wind energy installation through the availability of tax rebates of $.019/kiloWatt (kW) for new wind power generation for a period of 10 years. The current PTC has been extended through 2007.

As States look for renewable energy sources to avoid price fluctuations of conventional energy, to satisfy public support for green electricity, and to spark economic growth, particularly in rural areas, they have adopted a public policy tool known as Renewable Portfolio Standards ("RPS"). RPSs mandate that a certain portion of energy production come from renewable sources.

The Canadian government supports the wind industry through the Wind Power Production Incentive Program. This program was designed to spur production of up to 1,000 megaWatts (MW) of wind power by providing a direct cash subsidy to producers of 1.0 cent per kW of production. The federal government has pledged to increase the program to 4,000 MW. This program has been helpful in supporting wind farm development, which in turn benefits manufacturers such as our company.

Consumers appear to be accepting wind power because it offers clean, renewable energy while shunning the traditional sources of thermal, hydro and nuclear generation because of their significant negative environmental effects. Businesses are buying wind energy because it offers competitive and stable costs. Production costs have dropped 90% (www.awea.org) in 20 years due to wind turbine design improvements while at the same time the cost of electrical production from the traditionally dominant source of fossil fuels continues to rise dramatically with record oil prices. The result is that wind power offers fixed prices and competitive economics.

Industry in North America

United States

The U.S. wind energy industry broke earlier annual installed capacity records in 2005, installing nearly 2,500 MW or over $3 billion worth of new generating equipment in 22 states (www.awea.org).

The final tally of 2,431 MW boosted the cumulative U.S. installed wind power fleet by over 35%, bringing the industry's total generating capacity to 9,149 MW. The previous record capacity figure was set in 2001 when 1,697 MW of new capacity was installed (www.awea.org).

Wind energy facilities now installed in the U.S. will produce as much electricity annually as 2.3 million average American households use (www.energy.gov.on.ca), and will displace emissions of more than 15 million tons of carbon dioxide (the leading greenhouse gas) annually (www.awea.org).

The growth in wind power construction comes at a time when customers across the country are facing electricity and natural gas rate hikes due to the natural gas supply shortage. Wind power, which generates energy without using fuel, provides a hedge against rising energy costs because wind energy production is immune from fuel price spikes. The AWEA estimates that an installed capacity of 9,149 MW of wind power will save over half a billion cubic feet of natural gas per day (Bcf/day) in 2006, alleviating a portion of the supply pressure that is now facing the natural gas industry and is driving prices upward.

Canada

Canada has a significant wind energy resource and could reasonably meet 20% of its total energy needs with wind power. It is estimated that Northern Quebec alone has enough wind resource to produce 40% of Canada's energy needs. In addition to the wind resource, it is necessary to consider how much wind energy can be effectively integrated into the electricity grid and at what cost. Based on the experience of other countries it may be possible for Canada to achieve 20% of its electricity needs from wind energy. This would result in 50,000 MW of wind energy capacity. This compares with less than 1,000 MW of wind energy installed in Canada at the beginning of 2006.

Principal Products

The AWE 52-750 Model

The AWE 52-750 is a 750 kW direct drive turbine, with an up wind rotor. The rotor consists of three blades that can be actively and individually pitched over their full span.

The AWE 52-750's elegant high tech energy conversion system produces electric power of an excellent quality with its slow running ring generator.

In direct drive turbines, the number of components has been reduced tremendously. The result is a less vulnerable machine. The rotor and generator rotate as one integrated unit, supported by a designed single bearing system.

The absence of a gearbox simplifies maintenance procedures. The use of a monocoque nacelle also allows "all weather" access to essential systems and controls due to internal access.

The AWE 52-900 Model

The AWE 52-900 is a 900 kW direct drive turbine, with an up wind rotor. The rotor consists of three blades that can be actively and individually pitched over their full span.

The AWE 52-900's elegant high tech energy conversion system produces electric power of an excellent quality with its slow running ring generator.

In direct drive turbines, the number of components has been reduced tremendously. The result is a less vulnerable machine. The rotor and generator rotate as one integrated unit, supported by a designed single bearing system.

The absence of a gearbox simplifies maintenance procedures. The use of a monocoque nacelle also allows "all weather" access to essential systems and controls due to internal access.

The AWE 52-900 turbine is available in two configurations. A 52 meter rotor diameter machine for Class II wind conditions. A 54 meter rotor diameter machine (the AWE 54-900) is also available for Class III lower wind conditions.

The AWE 52-900 comes in three versions:

AWE 52-900-40	with a 40m tower
AWE 52-900-50	with a 50m tower
AWE 52-900-75	with a 75m tower

AWE 54-900 Model

The AWE 54-900 is a 900 kW direct drive turbine, with an up wind rotor. The rotor consists of three blades that can be actively and individually pitched over their full span.

The AWE 54-900's elegant high tech energy conversion system produces electric power of an excellent quality with its slow running ring generator.

In direct drive turbines, the number of components has been reduced tremendously. The result is a less vulnerable machine. The rotor and generator rotate as one integrated unit, supported by a designed single bearing system.

The absence of a gearbox simplifies maintenance procedures. The use of a monocoque nacelle also allows "all weather" access to essential systems and controls due to internal access.

The AWE 54-900 turbine is available in two configurations. A 54 meter rotor diameter machine for Class III wind conditions. A 52 meter rotor diameter machine (the AWE 52-900) is also available for Class II higher wind conditions.

The AWE 54-900 comes in three versions:

AWE 54-900-40	with a 40m tower
AWE 54-900-50	with a 50m tower
AWE 54-900-75	with a 75m tower

The AWE 52-750, AWE 52-900 and AWE 54-900 Models are ideally suited to the target market segments identified. The following are important features:

1.	Crane size and availability:

On a large wind farm, a large crane is brought in and is kept busy until all the wind turbines are erected. Large cranes that are necessary to install and maintain large wind turbines are very expensive to rent and are not readily available. Cranes necessary to install and service medium size turbines on small wind farms are much more readily available and both cheaper to bring in and to utilize once on location.

2.	Terrain and access:

For locations that have difficult terrain or are otherwise difficult to access, medium wind turbines are favored because both the crane and the turbine itself are easier and less costly to deliver on site and install.

3.	Interconnection Costs:

Smaller, lower capacity transformers and switchgear are required and costs are less than those required for the higher-powered turbines.

4.	Capital Outlay:

The lower capital outlay for a medium wind turbine, with additions phased in to complete a small wind farm, makes the whole project easier to finance. A number of our customers are taking this approach.

5.	Diversity:

A number of medium sized units can provide continuing energy generation in the event of a shut down of one machine.

Market for Wind Turbines

North America is a new market for medium wind turbines and is believed to very large, but not easily quantifiable. We have reviewed the rapidly expanding market for wind turbines in the Americas and believe that there is a very significant market for medium class wind turbines to serve small developers, small wind farms, industrials, farms and ranches, mining applications and government. The result was a determination to license the Lagerwey Direct Drive technology and to enter the market as a manufacturer and supplier of medium wind turbines.

The industry is currently dominated by the large wind turbine market characterized by large wind farms with turbines typically over 1.5 MW in size. This market segment is served by large developers (e.g. Florida Power and Light) and large manufacturers (e.g. General Electric and Vestas). This is not a market in which we intend to compete. The volumes and financial resources required are beyond our means, and, in addition, this segment is very competitive. Margins are believed to be tight and the industry incumbents are believed to be suffering financially despite the business volumes available because of the extension of the PTC.

The large wind turbine manufacturers have traditionally showed little interest in the medium turbine market because the large wind farms are more firmly established and have larger volumes associated with them. Our company intends to target the medium market with a product offering that we believe is technically superior to the offering of the major manufacturers.

Competition

The alternative energy industry is highly competitive. Numerous entities in the U.S., Canada and around the world compete with our efforts to provide energy. Globally, our largest competitors are Vestas, GE Wind, Siemens (Bonus) and Enercon. In North America, GE Wind and Vestas have over 70% of the market. There are also four other companies, including Suzlon and Gamesa Mitsubishi, that have only a marginal presence in North America. Our company, with what we believe to be is a superior product, focuses on smaller, medium sized projects. The numerous projects which escape the attention of our larger competitors are our core business.

Many of our competitors have substantially greater capital resources and more experience that we do. These companies have greater financial, technical, research, marketing, sales, distribution, service and other resources than us. Moreover, they may offer broader product lines, services and have greater name recognition than we do, and may offer discounts as a competitive tactic.

In addition, rapidly changing technology, evolving industry standards and changing customer needs require that we enhance our products, develop new products and services that meet our customers' changing needs and market our products and services to respond to emerging industry standards in a timely and cost effective manner. There can be no assurance that we will be successful in developing new products and services, enhancing existing products and services or whether such new or enhanced products and services will gain market acceptance.

Manufacturing and Engineering

We will have an ongoing supply arrangement with Emergya Wind Technologies B.V. and Wind En Water Technologies B.V. in the Netherlands for wind turbine components.

We expect to continue to source towers and blades in North America from a number of suppliers and will be actively seeking new North American suppliers of other components as well.

Intellectual Property

Intellectual property which we own is protected by careful document control within our company and through non-disclosure agreements with all outside parties (e.g. customers and suppliers).

Customers

We have developed the following marketing and sales strategies for each segment of the medium wind turbine market:

Small Wind Farms

Smaller wind farms are usually below 20 MW in size and are developed by small developers, industrial sites or farmer co-ops. Many jurisdictions such as several U.S. states, as well as Ontario and Quebec in Canada, have local incentives to encourage these smaller community focused projects.

Developers

Developers of small wind farms are our primary customers. The developers and/or their projects will be sourced through the AWEA, the Canadian Wind Energy Association, participation at trade shows, insurers, financiers, and other industry participants.

A key plank in our sales strategy is to work with these developers in the project development stage when they need support and guidance, and provide them with technical support on wind turbines and on the process. This is a strong value added function.

As an additional value-added service, we will provide turnkey solutions according to customer demand.

Our "Working with the Customer" approach puts them in a position where they can negotiate the price rather than simply bidding on projects. We will continue to develop relationships with key wind farm developers in North America. The ideal profile is a developer who contemplates building several wind farms as its portfolio develops.

Wind Power Co-ops

An additional important secondary market are wind power co-ops. We are in contact with co-ops in Canada and the U.S.

Due to the time-consuming and consensus building requirement of selling to co-op purchasers and the low number of turbines involved, large turbine manufacturers are not prepared to devote the necessary time and resources to these types of customers. Our company has already been successful in this market with the sale by Lagerwey of a 750 kW machine to the co-op of Toronto Hydro and Windshare.

Industrial Users

Our company uses a three-pronged approach for this market segment.

The first is the wind farm developer approach used in the small wind farm segment. Some of the same developers with whom we are strengthening and deepening our relationships target both small wind farms and industrial users.

In addition, there are some developers who specifically target this industrial market. These specialists are of great interest since the industrial market requirements are very consistent with a medium wind turbine.

The agriculture market can be tapped into through presentations to farm organizations, dealer networks and associations, direct mail, local advertising and farm shows.

Research and Development

We are a development stage company and have not generated any significant revenues from our products and licenses. We believe, however, that there are opportunities for our wind turbines and licenses to be efficient in North America. There were elements of our wind turbine installation in Alberta that required scientific research and development activity, and tax credits have been applied for in Canada in respect of such endeavours. We plan additional research and development work on cold weather sites.

Government Regulation

There are no Canadian government regulations which apply specifically to the manufacture of wind turbines and to which we have to comply.

Employees

As of October 20, 2006, we had three full-time employees consisting of Harold Dickout as our Chief Executive Officer, President and Chairman, Frank Pickersgill as our Secretary and John Colmar. We plan to hire additional employees when circumstances warrant.

Risk Factors

Much of the information included in this annual report includes or is based upon estimates, projections or other “forward-looking statements”. Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other “forward-looking statements” involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward-looking statements”. In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

Risks Related to our Business

We have had negative cash flows from operations since inception. We will require additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop our business will be dependent upon our ability to raise additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

-	support our planned growth and carry out our business plan;
-	continue in our research and development programs;
-	address competing technological and market developments;
-	establish additional collaborative relationships; and
-	market and develop our products and licenses.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a history of losses and nominal operating results, which raise substantial doubt about our ability to continue as a going concern.

Since inception through April 30, 2006, we have incurred aggregate net losses of $957,766 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative. We are engaged in the business of distributing wind power turbines to wind farm developers in North America. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon the successful commercialization of our wind turbines and the licensing of the technology and product lines developed by Lagerwey Windturbine B.V., which are subject to numerous risk factors as set forth herein.

We expect to continue to incur development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flows until our products and licenses gain market acceptance sufficient to generate a sustainable level of income from the commercialization of our wind turbines and the licensing of the Lagerwey Windturbine B.V. technology and product lines. Our history of losses and nominal operating results raise substantial doubt about our ability to continue as a going concern.

We may lose our competitiveness if we are not able to protect our intellectual property rights against infringement, and any related litigation may be time-consuming and costly.

Our success and ability to compete depends to a significant degree on our ability to protect our intellectual property rights. If any of our competitors copy or otherwise gain access to our intellectual property or develop similar products independently, we may not be able to compete as effectively. We currently rely on internal and external intellectual property rights for our existing product lines and turbine solutions, which include contractual provisions to establish and protect our proprietary rights. This, however, may not be adequate to prevent the unauthorized use of the proprietary technology used in our products and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our products.

We did not generate any revenues from operations during our most recent fiscal year and if we are unable to develop market share and generate significant revenues from the commercialization or licensing of our product lines, then our business may fail.

We operate in a highly competitive industry and our failure to compete effectively and generate income through the commercialization or licensing of our product lines may adversely affect our ability to generate revenue. Our company's future success will depend on our ability to enhance current products, develop new products and services that meet changing customers needs, advertise and market our products, and respond to emerging industry standards and other technological changes on a timely and cost effective basis. There can be no assurance that our new or existing products will gain market acceptance. Management is aware of similar products and services which our products and services will compete directly against. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader or superior range of products and services. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition in the alternative energy industry may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company is currently developing. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

If we fail to effectively manage the growth of our company and the commercialization or licensing of our products and services, our future business results could be harmed and our managerial and operational resources may be strained.

As we proceed with the development of our products and services and the expansion of our commercialization efforts, we expect to experience significant growth in the scope and complexity of our business. We will need to add staff to market our services, manage operations, handle sales and marketing efforts and perform finance and accounting functions. We anticipate that we will be required to hire a broad range of additional personnel in order to successfully advance our operations. This growth is likely to place a strain on our management and operational resources. The failure to develop and implement effective systems, or to hire and retain sufficient personnel for the performance of all of the functions necessary to effectively service and manage our potential business, or the failure to manage growth effectively, could have a material adverse effect on our business and financial condition.

Uncertainty in market conditions and other unforeseen factors may negatively affect our operations and financial condition.

We participate in a relatively new marketplace, wind turbine development, which is susceptible to the risks of market change, new competition and other currently unforeseen factors. Any event that negatively affects the sale of our products or services, or a change in competitors' strategies, significant quality problems, negative publicity or evaluation, reduced market acceptance or obsolescence of, our product offerings, a change in our operating environment, could have a material adverse effect on our business, financial condition or results of operations.

If we do not keep pace with our competitors, technological advancements and market changes, our products may become obsolete and our business may suffer.

The market for our products is very competitive, is subject to technological changes and varies for different individual customers. Our growth and future financial performance depend in part on our ability to enhance existing wind turbines and to develop and introduce new turbine and renewable energy solutions to incorporate technological advances that satisfy local regulatory requirements or expectations.

Many of our competitors have significantly greater resources and have developed products and processes that directly compete with our products. Our competitors may develop new wind turbines that directly compete with our wind turbines or even render our wind turbines obsolete. If we are unable to bring our new product lines or renewable energy solutions to market on a timely or cost effective basis, or our competitors are able to develop products that achieve greater market acceptance than ours, our business and financial performance will suffer.

Our ability to hire and retain key personnel will be an important factor in the success of our business and a failure to hire and retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon our management personnel such as Harold Dickout and Frank Pickersgill because of their experience in the development and ongoing operations of our company. The loss of the services of one or more of these individuals may impair management's ability to operate our company. We have not purchased key man insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man insurance, we may not have the financial resources to develop or maintain our business until we could replace the individual or to replace any business lost by the death of that person. The competition for qualified personnel in the markets in which we operate is intense. In addition, in order to manage growth effectively, we must implement management systems and recruit and train new employees. We may not be able to attract and retain the necessary qualified personnel. If we are unable to retain or to hire qualified personnel as required, we may not be able to adequately manage and implement our business.

Our company is dependent on various third parties to support our business, such as suppliers, licensors and manufacturers.

We utilize a variety of third parties to support our business, such as suppliers and licensors and manufacturers. Our ability to secure and maintain these relationships will be critical to the success of our business objectives, and conversely the inability to secure these future relationships on reasonable commercial terms represents a risk and could have a material adverse effect on our operations or financial condition.

Most of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Toronto, Ontario, Canada. Outside the United States, it may be difficult for investors to enforce judgements against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgements predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgements of a bankruptcy court obtained by you in the United States may not be enforceable.

Risks Related to our Company Stock

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our Articles authorizes the issuance of up to 100,000,000 shares of common stock and 30,000,000 class A special voting shares. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

Trading of our stock may be restricted by the Securities Exchange Commission's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board. Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in the stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

Item 2. Description of Property.

Our principal office is located at 24 Palace Arch Drive, Toronto, Ontario, Canada. We believe that our principal office is adequate for our needs.

Item 3. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest. The outcome of open unresolved legal proceedings is presently indeterminable. Any settlement resulting from resolution of these contingencies will be accounted for in the period of settlement. We do not believe the potential outcome from these legal proceedings will significantly impact our financial position, operations or cash flows.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common shares are quoted for trading on the OTC Bulletin Board under the symbol "AWNE". The following quotations obtained from Yahoo Finance reflect the highs and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions. The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
June 30, 2006	No Trades	No Trades
March 31, 2006	No Trades	No Trades
December 31, 2005	No Trades	No Trades
September 30, 2005	No Trades	No Trades
June 30, 2005	No Trades	No Trades
(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, Suite 240, 500 East Warm Springs Road, Las Vegas, Nevada 89119.

On October 20, 2006, the list of stockholders for our shares of common stock showed 14 registered stockholders and 22,503,894 shares of common stock outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, it is our intention to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

In connection with the share exchange agreement, on August 11, 2006 we completed a private placement offering of 2,500,000 units, at a price of $1.00 per unit, with Roche Capital Group S.A., with each unit consisting of one common share in the capital of our company and one common share purchase warrant. Each common share purchase warrant is non-transferable and entitles the holder thereof to purchase one common share in the capital of the company, at a price of $1.50 per share, for a period of two years from the closing of the private placement. We issued the common shares and the common share purchase warrants in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).

In connection with the closing of the share exchange agreement on August 11, 2006, our company issued 30,000,000 class A special voting shares to the four former shareholders of Priveco. We issued the common shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 to non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).

Equity Compensation Plan Information

We do not have any equity compensation plans in place.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the fiscal year ended June 30, 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in Item 1 – Description of Business – Risk Factors of this annual report.

The audited financial statements included in this annual report relate to our prior business and operations. You should read the following discussion of our financial condition and results of operations together with our audited financial statements and the notes to our audited financial statements included in our current report on Form 8-K filed on September 11, 2006. Our consolidated audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Overview

We are engaged in the business of manufacturing, marketing and licensing medium sized wind turbines to wind farm developers in North America. We hold an exclusive license from Emergya Wind Technologies B.V., for the technology and product lines in the medium sized wind turbine class developed by Lagerwey Windturbine B.V. of the Netherlands for North America. We plan to distribute our products and licenses to small wind farms, developers of small wind farms, wind power co-ops, industrial users and governmental organizations.

On August 11, 2006, we completed a share exchange agreement with Priveco. As a result of the share exchange agreement, we abandoned our previous marine adventure tours business and commenced the business of manufacturing, marketing and licensing wind turbines. Because we are the successor business to Priveco and because the operations and assets of Priveco represents our entire business and operations from the closing date of the share exchange agreement, our management's discussion and analysis and plan of operations are based on Priveco's financial results for the relevant periods.

Results of Operations for the three months ended April 30, 2006 and April 30, 2005

Revenues

During the three months ended April 30, 2006 and April 30, 2005, we did not generate any revenue.

General and Administrative and Depreciation Expenses

During the three months ended April 30, 2006, we incurred general and administrative expenses and depreciation expenses of $98,427, compared to general and administrative expenses and depreciation expenses of $38,251 for the three months ended April 30, 2005. The increase in these expenses was primarily attributable to an increase in general and administrative expenses, which increased due to payments to employees.

Interest Expenses

During the three months ended April 30, 2006, we incurred interest expenses of $41,803, compared to interest expenses of $32,391 for the three months ended April 30, 2005. The increase in interest expenses was primarily attributable to increased borrowings by our company.

Net Loss

Our net loss for the three months ended April 30, 2006 was $134,532, compared $70,642 for the three months ended April 30, 2005. The most significant contributors to our loss for the three months ended April 30, 2006, were general and administrative expenses and interest expenses, which were $93,242 and $41,803, respectively.

Results of Operations for the nine months ended April 30, 2006 and April 30, 2005

Revenues

During the nine months ended April 30, 2006 and April 30, 2005, we did not generate any revenue.

Expenses

During the nine months ended April 30, 2006, we incurred general and administrative expenses and depreciation expenses of $156,567, compared to general and administrative expenses and depreciation expenses of $78,918 for the nine months ended April 30, 2005.

Interest Expenses

During the nine months ended April 30, 2006, we incurred interest expenses of $126,917, compared to interest expenses of $63,888 for the nine months ended April 30, 2005. The increase in interest expenses was primarily attributable to increased borrowings by our company.

Net Loss

Our net loss for the nine months ended April 30, 2006 was $262,654, compared $142,806 for the nine months ended April 30, 2005. The most significant contributors to our loss for the nine months ended April 30, 2006, were general and administrative expenses and interest expenses, which were $143,160 and $126,917, respectively.

Results of Operations for the year ended July 31, 2005 and July 31, 2004

Revenues

During the year ended July 31, 2005, we did not generate any revenue. During the year ended July 31, 2004, we generated $640,840 in revenue. Revenue for the year ended July 31, 2004 was derived from the sale of two projects, both of which were commissioned in 2004. The decrease in our revenue for the year ended July 31, 2005 was primarily attributable to the fact that the wind turbines sold to a customer in Nova Scotia were not commissioned in 2005. The project is expected to be completed in fiscal 2007.

Expenses

During the year ended July 31, 2005, we incurred general and administrative expenses and depreciation expenses of $145,054, compared to general and administrative expenses and depreciation expenses of $132,217 for the year ended July 31, 2004. The increase in these expenses was primarily attributable to an increase in general and administrative expenses, which increased due to consulting fees.

Interest Expenses

During the year ended July 31, 2005, we incurred interest expenses of $136,092, compared to interest expenses of $74,805 for the year ended July 31, 2004. The increase in interest expenses was due to interest expense on increased borrowings.

Net Loss

Our net loss for the year ended July 31, 2005 was $243,750, compared $431,939 for the year ended July 31, 2004. The decline in our net loss for the year ended July 31, 2005 compared to our net loss for the year ended July 31, 2004 was primarily due to the significant reduction in research and development expenses incurred.

Liquidity and Capital Resources

At April 30, 2006, we had $95,167 in cash and a working capital deficiency of $3,772,684, compared to $35,179 in cash and a working capital deficiency of $1,379,956 at July 31, 2005 and $6,603 in cash and a working capital deficiency of $19,727 at July 31, 2004.

Presently, our revenues are not sufficient to meet our operating and capital expenses. We have incurred operating losses during the last several years which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended July 31, 2006. Management projects that we will require an additional $3.0 million, after taking into account projected gross revenue, to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next twelve months. We intend to raise the required funds through the sale of equity securities.

Operating Activities

Our operating activities resulted in net cash flows of $168,191 for the nine months ended April 30, 2006. Operating activities resulted in net cash flows of $11,347 and net cash outflows of $385,637 for the years ended July 31, 2005 and July 31, 2004, respectively. The operating cash flows for the nine months ended April 30, 2006 were primarily attributable to billings on uncompleted contracts in excess of related costs for the period. The operating cash flows for the year ended July 31, 2005 were primarily attributable to accounts receivable and accrued interest for the period. The operating cash outflows for the year ended July 31, 2004 were primarily attributable to our net loss and negative accounts receivable for the period.

Investing Activities

Investing activities resulted in net cash outflows of $143,639 for the nine months ended April 30, 2006. Investing activities resulted in net cash outflows of $1,007 and $11,563 for the years ended July 31, 2005 and July 31, 2004, respectively. The investing activities for the nine month period ended April 30, 2005 consisted of the acquisition of equipment. The net cash outflows from investing activities for the years ended July 31, 2005 and July 31, 2004 consisted of the purchase of capital assets.

Financing Activities

Financing activities resulted in net cash flows of $11,285 for the nine months ended April 30, 2006, which cash flows were primarily attributable to advances from Northwest Passage Ventures, Ltd., Digital Predictive Systems Inc. and Emergya Wind Technologies B.V. Financing activities resulted in net cash outflows of $2,165 for the year ended July 31, 2005, which cash outflows were primarily attributable to repayments to Emergya Wind Technologies B.V. Financing activities resulted in net cash inflows of $229,542 for the year ended July 31, 2004, which cash flows were primarily attributable to advances from Digital Predictive Systems Inc.

Going Concern

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced recurring losses from operations that raise substantial doubt as to our ability to continue as a going concern. For the nine month period ended April 30, 2006, and the year ended July 31, 2005, we experienced net losses of $262,654 and $243,750 respectively. As of April 2005, we had an accumulated deficit during the development stage of $957,766.

Our ability to continue as a going concern is contingent upon its ability to secure debt and equity financing, and attain profitable operations.

Our continuance as a going concern is dependent on the success of the efforts of its directors and principal shareholders in providing financial support in the short term, the success of our company in raising additional long-term equity or debt financing either from our own resources or from third parties, the commercialization of one or more of our research projects and our company achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and difference from the carrying amounts reported in these financial statements could be material.

Our financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of our company to continue as a going concern.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Plan of Operation

We will continue to build the project pipeline and are well positioned to take advantage of the shortages of wind turbines in the medium sized market, by being able to supply units for calendar 2007 before the expiration of the PTC in the U.S., which is currently due the end of 2007.

We sell direct in Canada, and through agents and directly in the U.S. market. We plan to work with manufacturers in the Province of Quebec which will meet Quebec content requirements. We also plan to operate as a manufacturer, outsourcing all major components to qualified suppliers. The requirements to be a supplier of our company include having the necessary production capacity to meet our demands, and a having a quality assurance program and a quality control program that will ensure the components supplied will meet our standards.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully manufacture and market our products. We will need to form and maintain relationships with suppliers and secure sales contracts with wind farm developers and other customers. We cannot predict when or whether this may happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

Royalties

We are committed under a license agreement to pay to Emergya Wind Technologies B.V. a royalty of 3% of related sales and 40% of any royalties received by our company from our sub-licensees. In addition, we entered into a license agreement with GE Power Technology LLC to obtain certain licenses under GE Power Technology LLC’s patents. We agreed under the terms of the license agreement to pay GE Power Technology LLC a royalty equal to $32,500 per MW for each sale or shipment or portion thereof of a licensed product.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Employees

We do not anticipate any significant changes in the number of employees during the next twelve-month period.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, "Exchanges of Non-monetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The adoption of SFAS No. 153 is not expected to have a material impact on our results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share Based Payment" ("SFAS No. 123R"). SFAS No. 123R requires our company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost of the employee services is recognized as compensation cost over the period that an employee provides service in exchange for the award. SFAS No. 123R is effective January 1, 2006. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

In March 2005, the FASB issued FASB Staff Position ("FSP") No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The adoption of FSP FIN 46R-5 is not expected to have a material impact on our results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (1) more consistent recognition of liabilities relating to asset retirement obligations, (2) more information about expected future cash outflows associated with those obligations, and (3) more information about investments in long-lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 is not expected to have a material impact on our financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by our company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on our results of operations and financial condition will depend on the nature of future accounting changes adopted by our company and the nature of transitional guidance provided in future accounting pronouncements.

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions an Interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.” FASB has not established an effective date for the interpretation. We are currently reviewing the effect, if any, the proposed guidance will have on our financial position.

Application of Critical Accounting Policies

Our audited financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for audited financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of consulting fees and materials.

Costs incurred in obtaining license rights to technology in the research and development stage, and that have no alternative future uses are expensed as incurred.

Research and development costs have been included in the cost of sales category of the accompanying statements of operations since our company is unable to separate the actual cost of sales from the research and development component.

Revenue Recognition

We recognize revenues on a completed contract basis. Under this method, the revenue and costs related thereto are deferred until such time as the project is completed, the customer takes ownership and assumes risks of loss, collection is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable. The amount of any excess accumulated costs over related billings will be described as "Costs of uncompleted contracts in excess of related billings" and will be a current asset. The amount of any excess accumulated billings over related costs will be described as "Billings on uncompleted Contracts in excess of related costs" and will be a current liability.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions our company may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.

Income Taxes

We account for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

Foreign Currency Translation

We account for foreign currency translation pursuant to SFAS No.52, "Foreign Currency Translation". Our functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the rates prevailing at the end of the year. Revenues and expenses are translated using the average exchange rates prevailing throughout the year.

Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income or loss.

Realized foreign currency transaction gains and losses are recognized as income or expense when they arise.

Comprehensive Income or Loss

We apply the provisions of Financial Accounting Standards Board’s (FASB) SFAS No. 130 “Reporting Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income (loss).

Earnings or Loss Per Share

We account for earnings or loss per share pursuant to SFAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. Potentially dilutive securities include stock options and warrants, and shares of common stock issuable upon conversion of our convertible notes.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analysed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the related asset or asset grouping are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of the carrying amount or the fair value of the asset less cost to sell.

Financial Instruments

Unless otherwise noted, our management's opinion is that we are not exposed to significant interest, currency or credit risks arising from the financial instruments. The carrying amounts reported in the accompanying financial statements for current assets and current liabilities approximates fair value because of the short-term maturity of these financial instruments.

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. We do not have significant off-balance sheet risk or credit concentration. We maintain cash with major financial institutions. Our management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

The long-term debt due to Emergya Wind Technologies B.V. was received and is payable in Euros, resulting in a currency risk.

Item 7. Financial Statements.

MADSEN & ASSOCIATES, CPA’s Inc.	684 East Vine St, Suite 3
Certified Public Accountants and Business Consultants	Murray, Utah 84107
Telephone 801 268-2632
Fax 801-262-3978

Board of Directors

Americas Wind Energy Corporation (formally Northwest Passage Ventures LTD)

Toronto Ontario, Canada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Americas Wind Energy Corporation (development stage company) at June 30, 2006, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2006 and 2005, and the period August 22, 2003 (date of inception) to June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Americas Wind Energy Corporation at June 30, 2006, and the results of operations, and cash flows for the years ended June 30, 2006 and 2005, and the period August 22, 2003 (date of inception) to June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Murray, Utah

October 19, 2006	/s/Madsen & Associates, CPA’s Inc.

AMERICAS WIND ENERGY CORPORATION

(formally Northwest Passage Ventures Ltd)

(Development Stage Company)

BALANCE SHEET

June 30, 2006

ASSETS
CURRENT ASSETS
Cash	$231
Total Current Assets	$231
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Account payable - related party	$766
Accounts payable	905
Total Current Liabilities	1,671
STOCKHOLDERS' DEFICIT
Common stock (see note 3)
100,000,000 shares authorized, at $.0001 par value,
57,545,143 shares issued and outstanding	5,754
Capital in excess of par value	98,996
Deficit accumulated during the development stage	(106,190)
Total Stockholders' Deficit	(1,440)
$231

The accompanying notes are an integral part of these financial statements.

AMERICAS WIND ENERGY CORPORATION

(formally Northwest Passage Ventures Ltd)

(Development Stage Company)

STATEMENT OF OPERATIONS

For the Years Ended June 30, 2006 and 2005 and the Period

August 22, 2003 (date of inception) to June 30, 2006

	Jun 30, 2006	Jun 30, 2005	Inception to Jun 30, 2006
REVENUES
EXPENSES
Administrative	$7,464	$83,878	$106,190
NET LOSS	$(7,464)	$(83,878)	$(106,190)

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$(0.01)
AVERAGE OUTSTANDING SHARES
Basic (stated in 1,000's)	57,545	96,683

The accompanying notes are an integral part of these financial statements.

AMERICAS WIND ENERGY CORPORATION

(formally Northwest Passage Ventures Ltd)

(Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Period August 22, 2003 (Date of Inception) to June 30, 2006

	Capital in
	Common Stock		Excess of Par Value	Accumulated Deficit
	Shares	Amount
Balance August 22, 2003 (date of inception)		$-	$-	$-
Issuance of common stock for cash –
August 22, 2003	76,680,000	7,668	(7,628)	-
Issuance of common stock for cash –
June 2004	20,003,895	2,000	102,350	-
Net operating loss for the period August 22, 2003 to June 30, 2004	-	-	-	(14,848)
Net operating loss for the year ended June 30, 2005	-	-	-	(83,878)
Balance June 30, 2005	96,683,895	9,668	95,082	(98,726)
Return and cancellation of shares	(39,138,752)	(3,914)	3,914	-
Net operating loss for the year ended June 30, 2006	-	-	-	(7,464)
Balance June 30, 2006	57,545,143	$5,754	$98,996	$(106,190)

The accompanying notes are an integral part of these financial statements.

AMERICAS WIND ENERGY CORPORATION

(formally Northwest Passage Ventures Ltd)

( Development Stage Company)

STATEMENT OF CASH FLOWS

For the Years Ended June 30, 2006 and 2005 and the Period

August 22, 2003 (date of inception) to June 30, 2006

	Jun 30, 2006	Jun 30, 2005	Inception to Jun 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,464)	$(83,878)	$(106,190)
Adjustments to reconcile net loss to net cash provided by operating activities
Change in accounts payable	905	(3,233)	905
Net Change in Cash From Operations	(6,559)	(87,111)	(105,285)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
Loans from related party	766	-	766
Proceeds from issuance of common stock	-	-	104,750
Increase (Decrease) in Cash	(5,793)	(87,111)	231
Cash at Beginning of Period	6,024	93,135	-
Cash at End of Period	$231	$6,024	$231

The accompanying notes are an integral part of these financial statements.

AMERICAS WIND ENERGY CORPORATION

(formally Northwest Passage Ventures Ltd)

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2006

1.	ORGANIZATION

The Company was incorporated under the laws of the state of Nevada on August 22, 2003 with authorized common stock of 100,000,000 shares at a par value of $.0001. The company was organized for the purpose of establishing a marine adventure tourism business however on August 11, 2006 the business purpose was changed as outlined in note 5.

On October 16, 2006 the Company changed its name from “Northwest Passage Ventures LTD” to “Americas Wind Energy Corporation”.

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

AMERICAS WIND ENERGY CORPORATION

(formally Northwest Passage Ventures Ltd)

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On June 30, 2006, the Company had a net operating loss carry forward of $106,190. The tax benefit from the carry forward is unknown because there has been a substantial change in stockholders.

(see note 5)

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

AMERICAS WIND ENERGY CORPORATION

(formally Northwest Passage Ventures Ltd)

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

3.	COMMON CAPITAL STOCK

On August 22, 2003 the Company completed a private placement offering of 76,680,000 post split common shares for $400 and during June 2004 a registered offering of 20,003,895 post split common shares for $104,350.

On June 4, 2005 the Company completed a forward stock split of six shares for each outstanding share and on October 14, 2005 a forward stock split of 3.195 shares for each outstanding share.

This report has been prepared showing post split shares from inception.

On April 4, 2006, the company revised its charter to authorize 30,000,000 no par value Class A Special Voting Shares which resulted in authorized capital of 100,000,000 shares of common stock with a par value of $0.0001 and 30,000,000 Class A Special Voting Stock with no par value. The terms of the Class A stock includes one vote for each share, no right to participate in any return of capital on liquidation, no right to receive any dividends, and the right to convert to common stock at any time at the option of the holder.

No Class A shares had been issued on June 30, 2006. (see note 5)

4.	SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer’s-director’s have acquired 65% of the outstanding capital stock and the Company has received a no interest, demand loan from an officer of $766. (see note 5 - subsequent events - for changes in officers)

5.	SUBSEQUENT EVENTS

On August 11, 2006 the company completed a share exchange agreement with the stockholders of Americas Wind Energy Inc., a private Ontario corporation (Priveco), in which the Company acquired all of the outstanding stock of Priveco in exchange for 30,000,000 Class A common shares of the Company.

The terms of the exchange, prior to the closing, included the cancellation of 37,541,249 common shares of the Company, the issuance of 2,500,000 private placement common shares at $1.00 per share, and a change in the officers. The outstanding shares prior to the closing was 57,545,143 and after the above transactions was 52,503,894 including the Class A common stock.

On the closing date of October 2 , 2006, the former share holders of Priveco held 30,000,000 class A common shares of the Company, which represented 57% of the voting rights of the Company after the acquisition.

AMERICAS WIND ENERGY CORPORATION

(formally Northwest Passage Ventures Ltd)

( Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

6.	GOING CONCERN

On June 30, 2006 the Company had a working capital deficit and with continuing operating losses would indicate an inability to operate for the coming year. As outlined in note 5 the Company completed a private placement offering of its capital stock which provided sufficient working capital to operate for the coming year.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by the annual report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s president and chief executive officer. Based upon that evaluation, our company’s president and chief executive officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

Item 8B. Other Information.

On August 11, 2006, in connection with the closing of the share exchange agreement, we changed our fiscal year end to July 31. The share exchange, contemplated by the share exchange agreement, is deemed to be a reverse acquisition for accounting purposes. Priveco, the acquired entity, is regarded as the predecessor entity of August 11, 2006. Starting with the periodic report for the quarter in which the acquisition was consummated, our company will file annual and quarterly reports based on the July 31 fiscal year end of Priveco. Such financial statements will depict the operating results of Priveco, including the acquisition of our company, from August 11, 2006.

In connection with the closing of the share exchange agreement, and to better reflect the new direction and business of our company, we decided to change our name. On August 28, 2006, our board of directors approved an amendment to our Articles of Incorporation to change our name from “Northwest Passage Ventures, Ltd.” to “Americas Wind Energy Corporation”. Also on August 28, 2006, the holders of a majority of the outstanding common shares of our company consented in writing to the amendment to our Articles of Incorporation. The amendment to our Articles of Incorporation was effected with the Nevada Secretary of State on October 16, 2006. On September 14, 2006 we filed a Schedule 14C, Information Statement advising our shareholders of our intended name change. On October 16, 2006, we were issued a new Cusip number, 03062Y 10 4, and trading symbol, AWNE.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

All directors of our company hold office until the next annual meeting of the stockholders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. As of October 20, 2006, our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Harold C.F. Dickout	President, Chief Executive Officer, Chairman and Director	71	August 21, 2006
Frank D. Pickersgill	Secretary and Director	66	August 21, 2006
Shashi Dewan	Director	65	August 21, 2006

Business Experience

The following is a brief account of the education and business experience of each director, executive officer and key employee during at least the past five years, indicating each person’s principal occupation during the period, and the name and principal business of the organization by which he or she was employed.

Harold Dickout, Director, President, Chief Executive Officer and Chairman

Mr. Dickout was the Chief Executive Officer of SRE Controls, whose business included the design, manufacture, marketing and sale of drive controls for electronic vehicles. Prior to this, Mr. Dickout was the Chairman, President and Chief Executive Officer of Square D Canada, a major manufacturer of electrical distribution and control equipment. From 2002 to the present, Mr. Dickout has been the Chief Executive Officer of Americas Wind Energy Inc., which he co-founded with Mr. Pickersgill. Americas Wind Energy Inc. is in the business of supplying wind turbines to the wind power industry throughout North America and owns the rights to Lagerwey wind turbine technology for the Americas.

Frank Pickersgill, Director and Secretary

Mr. Pickersgill obtained his Bachelor’s of Science, Engineering, degree from the University of Manitoba in 1962 and his Masters in Business Administration from Harvard Business School in 1967. From 1997 through 2002, Mr. Pickersgill established and operated MFP Management Corporation, a family management and holding company, which founded and managed Prolion North America. Prolion North America’s business included the assembly and marketing of automatic “robotic” milking systems for Prolion BV, a Dutch manufacturer of automatic milking systems. From 2002 to the present, Mr. Pickersgill has been the Vice President and Secretary of Americas Wind Energy Inc., which he co-founded with Mr. Dickout. Americas Wind Energy Inc. is in the business of supplying wind turbines to the wind power industry throughout North America and owns the rights to Lagerwey wind turbine technology for the Americas.

Shashi Dewan, Director

Dr. Dewan obtained his Ph.D. in Electrical Engineering from the University of Toronto in 1966. Dr. Dewan has co-authored three major books on power electronics and related applications. He has over three hundred publications and twenty-five patents. He was awarded the Newell Power Electronics award in 1977 and the Killam Fellowship in 1980. Dr. Dewan founded Inverpower Controls, a company which he took public on the Toronto Stock Exchange in 1994. Presently, Dr. Dewan has been the President of Digital Predictive Systems Inc., whose business includes the sale of power electronic systems and investments in the development of virtual prototyping of power electronic systems, wind power converters and precision magnet power supplies for high energy physics.

Family Relationships

There are no family relationships among our directors or officers.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended June 30, 2006. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

We currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by our board of directors, consisting of Harold Dickout, Frank Pickersgill and Shashi Dewan.

We do not have any defined policy or procedure requirements for shareholders to submit recommendations or nominations for directors. Our board of directors believes that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. We do not currently have any specific or minimum criteria for the election of nominees to our board of directors and we do not have any specific process or procedure for evaluating such nominees. Our board of directors assesses all candidates, whether submitted by management or shareholders, and makes recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to the president, Harold C.F. Dickout, to 24 Palace Arch Drive, Toronto, Ontario, Canada M9A 2S1.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.             any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.             any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.             being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.             being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the NASD Rules.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committees can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended June 30, 2006, all filing requirements applicable to our owners as well as our officers and directors.

Code of Ethics

Effective July 22, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president (being our principal executive officer) and our company's chief financial officer (being our principal financial and accounting officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.	compliance with applicable governmental laws, rules and regulations;
4.	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and
5.	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics.

Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our Company officers. In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles and federal and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests may be sent in writing to our Americas Wind Energy Corporation, 24 Palace Arch Drive, Toronto, Ontario, Canada M9A 2S1.

Item 10. Executive Compensation.

The following table summarizes the compensation of key executives during the last three complete fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compen- sation	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts	All Other Compen- sation
Axel Roehlig(1) Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2006 2005 2004	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)

Axel Roehlig was appointed as our President, Chief Executive Officer and Chief Financial Officer in August 2003 and was appointed our Secretary and Treasurer in July 2005. Mr. Roehlig resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on August 21, 2006.

Stock Options and Stock Appreciation Rights

During the period from inception (August 22, 2003 to June 30, 2006, we did not grant any stock options to our executive officers.

Compensation of Directors

To date, we have no employees other than our officers. Neither our company’s officers nor directors have been paid any compensation. Moreover, we presently have no formal employment agreements or other contractual arrangements with our officers or directors or any one else regarding the commitment of time or the payment of salaries or other compensation. When funds allow, we anticipate that our officers will be offered a compensation package.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have no employment contracts with any of our directors or officers.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of October 20, 2006, certain information with respect to the beneficial ownership of our company’s common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers and the directors and executive officers of our operating subsidiaries. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Jean Adams PO Box 260 Leeward Hwy Providenciales Turks Caicos Islands	1,437,750	6.39%
Brown Brothers Harriman & Co. 140 Broadway New York, New York USA 10005	5,166,314	22.96%
Alexander Budwah PO Box 260 Leeward Hwy Providenciales Turks Caicos Islands	1,150,200	5.11%
Daisy Dawson PO Box 8 Leeward Hwy Providenciales Turks Caicos Islands	1,533,600	6.81%
Samuel Hamilton PO Box 62 Providenciales Turks Caicos Islands	1,437,750	6.39%
Dennico Johnson PO Box 103 Grand Turk Turks Caicos Islands	1,629,450	7.24%
Dennis Jones PO Box 236 Providenciales Turks Caicos Islands	1,917,000	8.52%
Lanesborough Balfour Trust 280 Nelson Street Suite 501 Vancouver, BC, Canada V6B 2E2	1,821,150	8.09%
Regina Holdings Alliance Limited Redcliffe Street PO Box 1679 St. Johns, Antigua	2,070,360	9.20%
Roche Capital Group Harbour Gates PO Box 561 Providenciales, Turks & Caicos	2,500,000	11.11%
Robert Edwards c/o 24 Palace Arch Drive Toronto, Ontario M9A 2S1	1,846,154(2)	7.58%(2)

Harold Dickout c/o 24 Palace Arch Drive Toronto, Ontario M9A 2S1	19,107,692(3)	49.92%(3)
Frank Pickersgill c/o 24 Palace Arch Drive Toronto, Ontario M9A 2S1	6,276,923(4)	21.81%(4)
Digital Predictive Systems Inc. c/o 24 Palace Arch Drive Toronto, Ontario M9A 2S1	2,769,231(5)	10.96%(5)
Directors and Executive Officers as a Group (3 persons)	28,153,846(6)	55.58%(6)

(1)

Based on 22,503,894 shares of common stock issued and outstanding as of October 20, 2006. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to option or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for the purposes of computing percentage ownership of the person holding such option or warrants, but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(2)

Includes 1,846,154 shares of common stock issuable to Robert Edwards upon exchange of 1,846,154 class A preference shares in the capital of the Purchaser and 1,846,154 class A special voting shares in the capital of our company, which class A preference shares in the capital of the Purchaser and class A special voting shares in the capital of our company were issued to Mr. Edwards in connection with the share exchange contemplated by the share exchange agreement dated August 11, 2006 between our company, the Purchaser, Priveco and the former shareholders of Priveco.

(3)

Includes 19,107,692 shares of common stock issuable to Harold Dickout upon exchange of 19,107,692 class A preference shares in the capital of the Purchaser and 19,107,692 class A special voting shares in the capital of our company, which class A preference shares in the capital of the Purchaser and class A special voting shares in the capital of our company were issued to Mr. Dickout in connection with the share exchange contemplated by the share exchange agreement dated August 11, 2006 between our company, the Purchaser, Priveco and the former shareholders of Priveco. Mr. Dickout is a director and the President, Chief Executive Officer and Chairman of our company.

(4)

Includes 6,276,923 shares of common stock issuable to Frank Pickersgill upon exchange of 6,276,923 class A preference shares in the capital of the Purchaser and 6,276,923 class A special voting shares in the capital of our company, which class A preference shares in the capital of the Purchaser and class A special voting shares in the capital of our company were issued to Mr. Pickersgill in connection with the share exchange contemplated by the share exchange agreement dated August 11, 2006 between our company, the Purchaser, Priveco and the former shareholders of Priveco. Mr. Pickersgill is a director and the Secretary of our company.

(5)

Includes 2,769,231 shares of common stock issuable to Digital Predictive Systems Inc., a company controlled by Shashi Dewan, a director of our company, upon exchange of 6,276,923 class A preference shares in the capital of the Purchaser and 6,276,923 class A special voting shares in the capital of our company, which class A preference shares in the capital of the Purchaser and class A special voting shares in the capital of our company were issued to Digital Predictive Systems Inc. in connection with the share exchange contemplated by the share exchange agreement dated August 11, 2006 between our company, the Purchaser, Priveco and the former shareholders of Priveco.

(6)

Includes 19,107,692 shares of common stock issuable to Mr. Dickout, 6,276,923 shares of common stock issuable to Mr. Pickersgill and 2,769,231 shares of common stock issuable to Digital Predictive Systems Inc., a company controlled by Mr. Dewan, a director of our company.

Item 12. Certain Relationships and Related Transactions.

Our company entered into a loan agreement with Digital Predictive Systems Inc., a company controlled by Shashi Dewan, a director of our company, which matures on October 12, 2006. Interest is charged at 10%, compounded monthly. Repayment is to be made in full, including interest, at maturity. The loan is secured by a general security agreement over our company’s assets and all license agreements. As at June 30, 2006, the amount owing to Digital Predictive Systems Inc. was $1,678,567.

Item 13. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1

Share Exchange Agreement dated August 11, 2006, among Northwest Passage Ventures, Ltd., 6544797 Canada Ltd., Americas Wind Energy Inc. and the shareholders of Americas Wind Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)
3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006
(10)	Material Contracts
10.1

Participation and Shareholders Agreement dated July 20, 2005, among Americas Wind Energy Inc., Wind en Water Technologies B.V., DOEN Participaties B.V., Meltech Holding B.V. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

10.2	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)
(21)	Subsidiaries of the Small Business Issuer
6544797 Canada Ltd. Americas Wind Energy Inc.
(31)	Section 302 Certifications
31.1*	Section 302 Certification

(32)	Section 906 Certification
32.1*	Section 906 Certification

* filed herewith.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Madsen & Associates, CPA's Inc. for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended June 30, 2006 and 2005 were $3,520 and $2,475 respectively.

Audit Related Fees

For the fiscal years ended June 30, 2006 and 2005, the aggregate fees billed for assurance and related services by Madsen & Associates, CPA's Inc. which are not reported under the caption “Audit Fees” above, was $635 and $965 respectively.

Tax Fees

For the fiscal years ended June 30, 2006 and 2005, we did not utilize Madsen & Associates, CPA's Inc. for other non-audit professional services or preparation of corporate tax returns.

We do not use Madsen & Associates, CPA's Inc. for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage Madsen & Associates, CPA's Inc. to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before Madsen & Associates, CPA's Inc. is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee (which consists of entire Board of Directors); or
•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

The audit committee pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules, and therefore, the audit committee does not have records of what percentage of the above fees were pre-approved. However, all of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of fees billed by Madsen & Associates, CPA's Inc. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Madsen & Associates, CPA's Inc. independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST PASSAGE VENTURES, LTD.

/s/ Harold C.F. Dickout

Harold C.F. Dickout

President, Chief Executive Officer, Chairman and Director

(Principal Executive Officer, Acting Principal Financial

Officer and Acting Principal Accounting Officer)

Date: October 23, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harold C.F. Dickout	President, Chief Executive Officer, Chairman and Director	October 23, 2006
Harold C.F. Dickout

/s/ Frank D. Pickersgill	Secretary and Director	October 23, 2006
Frank D. Pickersgill

/s/ Shashi Dewan	Director	October 23, 2006
Shashi Dewan