Form 10QSB
period 2006-10-31
AMERICAS WIND ENERGY CORP
filed 2006-12-15
CIK 1265840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   October 31, 2006

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-50861

Americas Wind Energy Corporation
(Name of small business issuer in its charter)

Nevada	20-0177856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Palace Arch Drive, Toronto, Ontario Canada	M9A 2S1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (416) 233-5670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

22,503,894 outstanding common shares issued and outstanding as at November 30, 2006.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the consolidated interim financial statements for the quarter ended October 31, 2006 include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

Our consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting policies.

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2006 AND 2005

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

CONTENTS

Condensed Consolidated Interim Balance Sheet	F1
Condensed Consolidated Interim Statement of Operations and Comprehensive Loss	F2
Condensed Consolidated Interim Statement of Stockholders' Equity	F3 - 4
Condensed Consolidated Interim Statement of Cash Flows	F5
Notes to Condensed Consolidated Interim Financial Statements	F6 - 14

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Balance Sheet

October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

ASSETS
Current
Cash	$260,065
Cash held in trust	12,436
Other receivables	7,442
Costs on uncompleted contract in excess of billings	156,886
Total Current Assets	436,829
Investment in Emergya Wind Technologies B.V. (note 3)	804,309
Equipment, Net (note 4)	125,038
Intangible Asset (note 5)	1,940,573
Total Assets	$3,306,749
LIABILITIES
Current
Accounts payable	$227,920
Accrued liabilities	13,356
Due to stockholders (note 6)	205,411
Due to Emergya Wind Technologies (note 7)	316,257
Due to Digital Predictive Systems Inc. (note 8)	1,484,194
Total Current Liabilities	2,247,138
Total Liabilities	2,247,138
Commitments and Contingencies (note 12)
STOCKHOLDERS' EQUITY
Capital Stock (note 9)
Class A preferred stock, voting, no par value; 30,000,000 shares authorized, all deemed to be cancelled, all issued and outstanding	-
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 52,503,894 shares deemed to be issued and outstanding	5,250
Additional Paid-in Capital (note 9)	2,386,602
Accumulated Other Comprehensive Income	89,741
Deficit Accumulated during the Development Stage	(1,421,982)
Total Stockholders' Equity	1,059,611
Total Liabilities and Stockholders' Equity	$3,306,749

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

F1

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statement of Operations and Comprehensive Loss

For the Three Month Periods Ended October 31, 2006 and 2005 and the

Period from July 29, 2002 (Date of Inception) through October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Period from July 29, 2002 (Date of Inception) through October 31, 2006
Revenue	$-	$-	$640,840
Cost of Sales	-	-	891,975
Gross Loss	-	-	(251,135)
Expenses
General and administrative	267,814	21,823	775,392
Depreciation	7,236	3,844	30,200
Total Expenses	275,050	25,667	805,592
Loss from Operations	(275,050)	(25,667)	(1,056,727)
Other (Expenses) Income
Recovery of expenses	-	-	34,598
Other income	9,710	-	75,797
Foreign exchange loss	(15,431)	-	(35,404)
Financing fees	-	-	(16,146)
Interest expense	(40,113)	(40,570)	(424,100)
Total Other Expenses	(45,834)	(40,570)	(365,255)
Loss from Continuing Operations	(320,884)	(66,237)	(1,421,982)
Provision for income taxes (note 10)	-	-	-
Net Loss	(320,884)	(66,237)	(1,421,982)
Foreign currency translation	(7,295)	(12,081)	89,741
Comprehensive Loss	$(328,179)	$(78,318)	$(1,332,241)
Loss per Share - Basic and Diluted	$0.006	$0.001
Weighted average number of shares outstanding during the periods - basic and diluted	53,106,652	57,545,143

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

F2

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statement of Stockholders' Equity

For the Period from July 29, 2002 (Date of Inception) through October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

	Class A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Share	Amount
Balance - July 29, 2002 (date of inception)	-	$-	57,545,143	$5,754	$(5,754)	$-	$-	$-
Stock issued at inception for cash	-	-	-	-	64	-	-	64
Foreign currency translation adjustment	-	-	-	-	-	(1,243)	-	(1,243)
Net loss for the period	-	-	-	-	-	-	(19,423)	(19,423)
Balance - July 31, 2003	-	-	57,545,143	5,754	(5,690)	(1,243)	(19,423)	(20,602)
Foreign currency translation adjustment	-	-	-	-	-	40,306	-	40,306
Net loss for the period	-	-	-	-	-	-	(431,939)	(431,939)
Balance - July 31, 2004	-	-	57,545,143	5,754	(5,690)	39,063	(451,362)	(412,235)
Stock issued for cash	-	-	-	-	1	-	-	1
Foreign currency translation adjustment	-	-	-	-	-	20,401	-	20,401
Net loss for the period	-	-	-	-	-	-	(243,750)	(243,750)
Balance - July 31, 2005	-	-	57,545,143	5,754	(5,689)	59,464	(695,112)	(635,583)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

F3

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statements of Stockholders' Equity (cont'd)

For the Periods from July 29, 2002 (Date of Inception) through October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

	Class A Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit Accumulated during the Development Stage	Total Stockholders’ (Deficit) Equity
	Shares	Amount	Share	Amount
Stock issued for cash	-	-	-	-	25	-	-	25
Foreign currency translation adjustment	-	-	-	-	-	37,572	-	37,572
Net loss for the period	-	-	-	-	-	-	(405,986)	(405,986)
Balance - July 31, 2006	-	-	57,545,143	5,754	(5,664)	97,036	(1,101,098)	(1,003,972)
Cancellation of shares as part of the share exchange	-	-	(37,541,249)	(3,754)	3,754	-	-	-
Share exchange transaction on August 11, 2006 - issuance of 30,000,000 Class A preferred shares in exchange for 130,000 shares of Priveco	30,000,000	90	-	-	4,172	-	-	4,262
Exchangeable shares deemed to have been converted (note 9)	(30,000,000)	(90)	30,000,000	3,000	(2,910)	-	-	-
Issuance of shares in relation to private placement for cash	-	-	2,500,000	250	2,147,106	-	-	2,147,356
Issuance of stock purchase warrant	-	-	-	-	402,644	-	-	402,644
Share issuance costs	-	-	-	-	(162,500)	-	-	(162,500
Foreign currency translation adjustment	-	-	-	-	-	(7,295)	-	(7,295)
Net loss for the period	-	-	-	-	-	-	(320,884)	(320,884)
Balance - October 31, 2006	-	$-	52,503,894	$5,250	$2,386,602	$89,741	$(1,421,982)	$1,059,611

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

F4

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURE LTD.)

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statement of Cash Flows

For the Three Month Periods Ended October 31, 2006 and 2005 and the

Period from July 29, 2002 (date of inception) through October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

	2006	2005	Period from July 29, 2002 (Date of Inception) through October 31, 2006
Cash Flows from Operating Activities
Net loss	$(320,884)	$(66,237)	$(1,421,982)
Adjustments for:
Depreciation	7,236	3,844	30,200
Equity of acquired subsidiary	4,262	-	4,262
	(309,386)	(62,393)	(1,387,520)
Changes in non-cash working capital
Cash held in trust	(12,436)	(268,372)	(12,436)
Loan receivable	40,558	(56,271)	-
Other receivable	(6,837)	(2,140)	(7,442)
Costs on uncompleted contract in excess of billings	(156,886)	-	(156,886)
Accounts payable	21,176	107,742	227,920
Accrued liabilities	13,356	-	13,356
Due to stockholders	(4,508)	(532)	205,411
Billings on uncompleted contract in excess of related costs	(291,929)	316,038	-
Net Cash (Used in) Provided by Operating Activities	(706,892)	34,072	(1,117,597)
Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,550,000	-	2,550,090
Advances from (repayments to) Emergya Wind Technologies B.V.	(1,382)	122,850	(1,624,316)
Decrease in advances from Northwest Passage Ventures Ltd.	(1,302,853)	-	-
Advances from Digital Predictive Systems Inc.	52,952	89,130	1,751,314
Repayment to Digital Predictive Systems Inc.	(267,120)	-	(267,120)
Stock issuance costs	(162,500)	-	(162,500)
Net Cash Provided by Financing Activities	869,097	211,980	2,247,468
Cash Flows from Investing Activities
Acquisition of equipment	(1,006)	(131,477)	(155,238)
Advances to Emergya Wind Technologies B.V.	-	-	(804,309)
Net Cash Used in Investing Activities	(1,006)	(131,477)	(959,547)
Effect of Exchange Rate Change on Cash	(27,948)	(125,592)	89,741
Change in Cash	133,251	(11,017)	260,065
Cash - beginning of period	126,814	35,179	-
Cash - end of period	$260,065	$24,162	$260,065
Supplemental disclosures of cash flow information:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

F5

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

1.	Operations, Development Stage Activities, and Going Concern

Americas Wind Energy Corporation (formerly Northwest Passage Ventures Ltd.) (the "Company") was incorporated under the laws of the State of Nevada on August 22, 2003. Following the reverse takeover transaction mentioned in the succeeding paragraphs, the Company changed its ordinary course of business from that of establishing marine adventure tourism business to that of distributing wind power turbines to wind farm developers throughout North America.

Development Stage Activities

The Company's business activity is the distribution of wind power turbines to wind farm developers in North America. The Company has researched and developed wind turbines to be efficient in the North American market. The Company has also commenced discussions with strategic market partners to seek equity financing through a private placement of common stock.

Reverse Takeover Transaction

On August 11, 2006, the Company entered into a share exchange agreement with 6544797 Canada Ltd., a Canadian corporation and wholly-owned subsidiary of the Company (the "Purchaser"), Americas Wind Energy Inc., a private Ontario corporation ("Priveco"), and the former stockholders of Priveco. The closing of the share exchange agreement and the acquisition of all of the issued and outstanding common stock of Priveco occurred on August 11, 2006.

In accordance with the closing of the share exchange agreement, the Company:

(i)	caused the Purchaser to issue 30,000,000 class A preferred shares in the capital of the Purchaser, which includes the right to exchange 30,000,000 common shares in the capital of the Company; and
(ii)	issued 30,000,000 class A special voting shares in the capital of the Company,

in exchange for all of the 130,000 issued and outstanding common shares of Priveco.

Upon exchange of the 30,000,000 preferred stock into common shares of the Company, the 30,000,000 class A special voting shares shall be cancelled and shall not be issued by the Company.

F6

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

1.	Operations, Development Stage Activities, and Going Concern (cont'd)

Reverse Takeover Transaction (cont'd)

The Company has 22,503,894 common shares and 30,000,000 class A special voting shares issued and outstanding as of October 31, 2006 following the cancellation of 37,541,249 common shares held by a former stockholder and officer of the Company, the issuance of 2,500,000 common shares, which were issued pursuant to a private placement of 2,500,000 units in connection with the share exchange agreement, and the issuance of 30,000,000 class A special voting shares. The cancellation of stock, the issuance of the 2,500,000 common shares pursuant to the private placement of units and the creation and issuance of the class A special voting shares were conditions to closing of the shares exchange agreement. Accordingly, the tendered 37,541,249 common shares of the Company for cancellation were without consideration, the Company issued 2,500,000 common shares pursuant to a private placement of units and the Company amended its Articles of Incorporation to create the 30,000,000 class A special voting shares and issued said class A special voting shares to the former stockholders of Priveco. Each class A special voting share entitles the holder thereof to receive notice of, and vote at, all general meetings of the Company's stockholders. As of the closing date of the share exchange agreement, the former stockholders of Priveco held 30,000,000 class A special voting shares, representing approximately 60% of the issued and outstanding voting securities of the Company.

Effective October 16, 2006, the Company changed its name from "Northwest Passage Ventures Ltd." to "Americas Wind Energy Corporation," pursuant to the approval of board of directors and the holders of a majority of its voting stock

The aforementioned transaction represents a merger of a private operating company into a non-operating public shell corporation, with nominal net assets, that resulted in the stockholders and management of the private company having actual or effective operating control of the combined company after the transaction. The stockholders of the former public shell corporation are passive investors. The transaction was therefore accounted for as a recapitalization. Under this basis of accounting, the combined entity will be considered to be a continuation of the Priveco. Comparative consolidated condensed interim statements of operations and comprehensive loss, cash flows, and stockholders' equity for the three month periods ended October 31, 2006 and 2005, and cumulative balances from April 29, 2002 (date of inception) through October 31, 2006 are those of Priveco.

Going Concern Assumption

The Company's condensed consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has experienced recurring losses from operations that raise substantial doubt as to its ability to continue as a going concern. For the three month period ended October 31, 2006, the Company experienced a net loss of $320,884. As of October 31, 2006, the Company had an accumulated deficit during the development stage of $1,421,982.

F7

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

1.	Operations, Development Stage Activities, and Going Concern (cont'd)

Going Concern Assumption (cont'd)

The Company's continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short term, raising additional long-term equity or debt financing either from its own resources or from third parties, the commercialization of one or more of the Company's research projects and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and difference from the carrying amounts reported in these financial statements could be material.

The accompanying consolidated condensed interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Condensed Consolidated Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the requirements of item 310 (b) of Regulation S B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report for the year ended July 31, 2005 as filed with the SEC on Form 8-K dated August 11, 2006. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes in our accounting policies since July 31, 2005. The results from operations for the period are not necessarily indicative of the results expected for the full fiscal year or any future period.

F8

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

2.	Summary of Significant Accounting Policies (cont'd)
b)	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (“SFAS 156”). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN48 will have on its financial position.

F9

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

2.	Summary of Significant Accounting Policies (cont'd)
b)	Recent Accounting Pronouncements (cont'd)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending December 31, 2006. The Company does not expect the application of SAB 108 to have a material effect on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for calendar year companies on January 1, 2008. The Statement defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. The Statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” ("SFAS 158"). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87 “Employers’ Accounting for Pensions”. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year-end measurement requirement, SFAS 158 is effective for the year ending December 31, 2006. The Company does not anticipate that the adoption of this Statement will have a material effect on its financial condition or operations.

F10

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

3.	Investment in and Advances to Emergya Wind Technologies B.V.

In fiscal 2004, the Company entered into a loan agreement with Emergya Wind Technologies B.V. ("EWT"). Pursuant to the agreement, the loan was to be converted into common shares of EWT. The loan carried an interest rate of 5% per annum, to be paid at time of conversion. On July 20, 2005, the Company converted the outstanding loan balance of $739,542 into 923 common shares of EWT, representing a 31.2% ownership interest. Accordingly, the Company recorded an investment in EWT and as of October 31, 2006 had a carrying value of $804,309, representing a 16.72% ownership interest. The $64,767 difference between the amount on the date of conversion and that on the reporting date is the result of exchange fluctuations.

4.	Equipment, Net

Equipment comprises the following:

	Cost	Accumulated Depreciation
Computer equipment	$13,700	$8,422
Computer software	4,693	2,933
Manufacturing equipment	138,012	20,012
Total	$156,405	$31,367
Net carrying amount		$125,038
5.	Intangible Asset

On April 23, 2004, the Company entered into a license agreement with EWT to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was EUR 1,350,000 and the license was measured at the fair value at the date the licensing agreement was entered into. As of October 31, 2006, the license was $1,940,573. The asset is not amortized due to the indefinite life term of the agreement.

F11

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

6.	Due to Stockholders

The amounts due to stockholders bear interest at 10% annually with no fixed repayments term.

7.	Due to Emergya Wind Technologies B.V. Inc.

In fiscal 2004, the Company entered into a loan agreement relating to the intangible assets described in note 5. The loan is unsecured, non-interest bearing and is due within the next fiscal year. As of October 31, 2006, the carrying value of this loan approximates its fair value.

8.	Due to Digital Predictive Systems Inc.

The amount due to Digital Predictive Systems Inc. has a three-year term maturing originally on October 12, 2006 and was extended to January 31, 2007. In September 2006, the Company repaid $267,120 (or $300,000 Canadian dollars). Interest is charged at 10%, compounded monthly. Repayment is to be made in full, including interest, at maturity. The loan is secured by a general security agreement over the Company's assets and all license agreement rights.

9.	Capital Stock

On October 14, 2005, the Company completed a forward stock split of 3.195 common shares for each outstanding common share as part of the return and cancellation of 39,138,752 post-split shares.

Prior to the share exchange on August 11, 2006, the Company had 57,545,143 shares after giving retroactive effect to the abovementioned forward stock split.

As part of the conditions of the closing of the share exchange agreement, on April 4, 2006 the Company created 30,000,000 class A special voting shares pursuant to the amendment to the Articles of Incorporation dated July 19, 2006.

On August 11, 2006, the Company completed a private placement of 2,500,000 units (the "Unit"). Each Unit consists of one common share in the capital of the Company and one stock purchase warrant (the “Warrant”), at a price of $1 per Unit for gross proceeds of $2,550,000 before share issuance costs of $162,500. Each Warrant will entitle the holder to purchase one common share at an exercise price of $1.50 per share for a period of two years from the closing of the private placement.

For financial statement presentation purposes, the 30,000,000 preferred shares of the Purchaser were deemed to have been converted into 30,000,000 common shares of the Company and the 30,000,000 class A special voting shares were deemed to be cancelled to more accurately reflect the substance of the reverse takeover transaction.

F12

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

10.	Income Taxes

The Company's current income taxes are as follows:

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005
Expected income tax recovery at the statutory rate of 18%	$57,759	$11,923
Valuation allowance	(57,759)	(11,923)
Provision for income taxes	-	-

The Company has deferred income tax asset as follows:

Loss carryforwards	$255,957
Valuation allowance	(255,957)
Deferred income taxes	$-

The Company has net operating loss carryforwards available to be applied against future years income. Due to the losses incurred in the current year and expected future operating results, it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

As of October 31, 2006, the Company had $1,421,982 of federal and state net operating loss carryforwards available to offset future taxable income, such carryovers expire in various years through 2013.

F13

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2006

(Expressed in U.S. Dollars)

Unaudited

11.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Period from July 29, 2002 (Date of Inception) through October 31, 2006
Investment in EWT	$-	$-	$804,309
Advances to EWT	-	-	(804,309)
Purchase of intangible asset	-	-	1,940,573
Due to EWT	-	-	(1,940,573)

12.	Commitments and Contingencies

The Company has committed under a license agreement to pay to EWT a royalty of 3% of related sales and 40% of any royalties received by the Company from its sub-licensees.

On May 11, 2005, the Company entered into a license agreement with GE Power Technology LLC ("GEPT") to obtain certain licenses under GEPT's patents. The Company has agreed under this license agreement to pay GEPT a royalty equal to $32,500 per megawatt for each sale or shipment or portion thereof of Licensed Products as defined in this license agreement.

13.	Comparative Figures

Certain figures for the prior period have been reclassified to conform with the current period's condensed consolidated interim financial statement presentation.

F14

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

As used in this quarterly report, the terms “we”, “us” and “our” mean Americas Wind Energy Corporation, unless otherwise indicated.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on August 22, 2003.

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

On August 11, 2006, we entered into a share exchange agreement with 6544797 Canada Ltd., a Canadian corporation and wholly-owned subsidiary of our company, Americas Wind Energy Inc., a private Ontario corporation, and the former shareholders of Americas Wind Energy. The share exchange contemplated our company acquiring all of the issued and outstanding common shares of Americas Wind Energy.

The closing of the share exchange agreement occurred on August 11, 2006, which was reported in our current report on Form 8-K filed on September 11, 2006. The share exchange was deemed to be a reverse acquisition for accounting purposes. Americas Wind Energy, the acquired entity, is regarded as the predecessor entity as of August 11, 2006. Our company now files annual and quarterly reports based on the July 31 fiscal year end of Americas Wind Energy.

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

Financial Condition, Liquidity and Capital Resources

Results of Operations for the three months ended October 31, 2006 and October 31, 2005

Revenues

During the three months ended October 31, 2006 and October 31, 2005, we did not generate any revenue.

General and Administrative and Depreciation Expenses

During the three months ended October 31, 2006, we incurred general and administrative expenses and depreciation expenses of $275,050, compared to general and administrative expenses and depreciation expenses of $25,667 for the three months ended October 31, 2005. The increase in these expenses was primarily attributable to additional consulting and professional fees.

Interest Expenses

During the three months ended October 31, 2006, we incurred interest expenses of $40,113, compared to interest expenses of $40,570 for the three months ended October 31, 2005.

Net Loss

Our net loss for the three months ended October 31, 2006 was $320,884, compared to $66,237 for the three months ended October 31, 2005. The most significant contributors to our loss for the three months ended October 31, 2006, were general and administrative expenses, including consulting and professional fees.

Liquidity and Capital Resources

At October 31, 2006, we had $260,065 in cash and a working capital deficiency of $1,810,309.

Presently, our revenues are not sufficient to meet our operating and capital expenses. We have incurred operating losses during the last several years which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended July 31, 2007. Management projects that we will require an additional $3.0 million, after taking into account projected gross revenue, to fund our ongoing operating expenses, working capital requirements and extinguish our debt for the next twelve months, as indicated on the following table. We intend to raise the required funds through the sale of equity securities.

Use of Funds	Amount
Repayment of Loan	$1,700,000
Operating Expenses	$600,000
Working Capital Requirements	$700,000
Total	$3,000,000

Operating Activities

Our operating activities resulted in net cash outflows of $706,892 for the three months ended October 31, 2006. The operating cash outflows for the three months ended October 31, 2006 were primarily attributable to costs incurred on an uncompleted contract.

Investing Activities

Investing activities resulted in net cash outflows of $1,006 for the three months ended October 31, 2006. The investing activities for the three month period ended October 31, 2006 consisted of the acquisition of equipment.

Financing Activities

Financing activities resulted in net cash flows of $869,097 for the three months ended October 31, 2006, which cash flows were primarily attributable to proceeds from the issuance of common stock.

Going Concern

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced recurring losses from operations that raise substantial doubt as to our ability to continue as a going concern. For the three month period ended October 31, 2006 we incurred a net loss of $320,884. As of October 31, 2006, we had an accumulated deficit during the development stage of $1,421,982.

Our ability to continue as a going concern is contingent upon our ability to secure debt and equity financing, and attain profitable operations.

Our continuance as a going concern is dependent on the success of the efforts of our directors and principal shareholders in providing financial support in the short term, the success of our company in raising additional long-term equity or debt financing either from our own resources or from third parties, the commercialization of one or more of our research projects and our company achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and difference from the carrying amounts reported in these financial statements could be material.

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

Plan of Operation

We will continue to build the project pipeline and intend to take advantage of the shortages of wind turbines in the medium sized market, by being able to supply units for calendar 2007 before the expiration of the PTC in the U.S., which is currently due the end of 2007.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS 155). SFAS 155 permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest only strips and principal only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently reviewing the effect, if any, the proposed guidance will have on our financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 156). In a significant change to current guidance, SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently reviewing the effect, if any, the proposed guidance will have on our financial position.

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the effect, if any, FIN48 will have on our financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending July 31, 2007. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”, which is effective for calendar year companies on January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles, and expands disclosures about fair value measurements. SFAS 157 codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We are currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” (SFAS 158). SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS 87 “Employers’ Accounting for Pensions”. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. Except for the year end measurement requirement, SFAS 158 is effective for the year ending July 31, 2007. We do not anticipate that the adoption of SFAS 158 will have a material effect on our financial condition or operations.

Application of Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in conformity with generally accepted accounting principles in the United States of America for financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Income Taxes

We account for income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period, increased or decreased by the change in deferred tax assets and liabilities during the period.

Foreign Currency Translation

We account for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". Our functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the rates prevailing at the end of the year. Revenues and expenses are translated using the average exchange rates prevailing throughout the year.

Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income or loss.

Realized foreign currency transaction gains and losses are recognized as income or expense when they arise.

Comprehensive Income or Loss

We apply the provisions of SFAS No. 130 “Reporting Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income (loss).

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

Since inception through October 31, 2006, we have incurred aggregate net losses of $1,421,982 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Although we are organized under the laws of the State of Nevada, United States, our principal business office is located in Toronto, Ontario, Canada. Outside the United States, it may be difficult for investors to enforce judgments against us that are obtained in the United States in any action, including actions predicated upon civil liability provisions of federal securities laws. In addition, all of our directors and officers reside outside the United States, and nearly all of the assets of these persons and our assets are located outside of the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against us or such persons judgments predicated upon the liability provisions of United States securities laws. There is substantial doubt as to the enforceability against us or any of our directors and officers located outside the United States in original actions or in actions of enforcement of judgments of United States courts or liabilities predicated on the civil liability provisions of United States federal securities laws. In addition, as the majority of our assets are located outside of the United States, it may be difficult to enforce United States bankruptcy proceedings against us. Under bankruptcy laws in the United States, courts typically have jurisdiction over a debtor's property, wherever it is located, including property situated in other countries. Courts outside of the United States may not recognize the United States bankruptcy court's jurisdiction. Accordingly, you may have trouble administering a United States bankruptcy case involving a Nevada company as debtor with most of its property located outside the United States. Any orders or judgments of a bankruptcy court obtained by you in the United States may not be enforceable.

RISKS RELATED TO OUR COMPANY STOCK

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

Our Articles authorize the issuance of up to 100,000,000 shares of common stock and 30,000,000 class A special voting shares. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management carried out an evaluation, under the supervision and with the participation of management, including our president and chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our president and chief executive officer concluded that our disclosure controls and procedures are effective in connection with the filing of this Quarterly Report on Form 10-QSB for the quarter ended October 31, 2006.

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

Item 5.	Other Information.

On November 29, 2006, our board of directors approved the dismissal of Madsen and Associates CPA’s Inc. as our independent accountants and the appointment of SF Partnership LLP, an independent registered firm of Certified Public Accountants, as our independent accountants to audit our financial statements, which was reported in our current report on Form 8-K filed on December 12, 2006.

During our two most recent fiscal years, and any subsequent interim periods preceding the change in accountants, there were no disagreements with Madsen and Associates CPA’s Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedure. The report on the financial statements prepared by Madsen and Associates CPA’s Inc., for the last two fiscal years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principals. The decision to change accountants was based on the determination by the board of directors that such a step was necessary in order that our auditors be familiar with our current business and that our auditors be located closer to our head offices and as such be more accessible to our company.

Item 6.	Exhibits.

Exhibits Required by Item 601 of Regulation S-B.

Exhibit Number	Description
(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession
2.1

Share Exchange Agreement dated August 11, 2006, among Northwest Passage Ventures, Ltd., 6544797 Canada Ltd., Americas Wind Energy Inc. and the shareholders of Americas Wind Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006).

(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003).
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003).
3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006).
(10)	Material Contracts
10.1

Participation and Shareholders Agreement dated July 20, 2005, among Americas Wind Energy Inc., Wind en Water Technologies B.V., DOEN Participaties B.V., Meltech Holding B.V. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006).

10.2	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006).
(21)	Subsidiaries of the Small Business Issuer
6544797 Canada Ltd. Americas Wind Energy Inc.
(31)	Section 302 Certifications
31.1*	Section 302 Certification.
(32)	Section 906 Certification
32.1*	Section 906 Certification.

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION

By:	/s/ Harold C.F. Dickout

Harold C.F. Dickout

President, Chief Executive Officer, Chairman and Director

(Principal Executive Officer, Acting Principal Financial

Officer and Acting Principal Accounting Officer)

Date: December 15, 2006