Form 10QSB
period 2007-01-31
AMERICAS WIND ENERGY CORP
filed 2007-03-19
CIK 1265840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   January 31, 2007

[	]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number  000-50861

Americas Wind Energy Corporation
(Name of small business issuer in its charter)

Nevada	20-0177856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Palace Arch Drive, Toronto, Ontario, Canada	M9A 2S1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number  (416) 233-5670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

22,503,894 outstanding common shares issued and outstanding as at March 14, 2007.

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒

2

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the consolidated interim financial statements for the quarter ended January 31, 2007 include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

Our consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting policies.

3

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2007 AND 2006

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

CONTENTS

Condensed Consolidated Interim Balance Sheet	1
Condensed Consolidated Interim Statement of Operations and Comprehensive Loss	2
Condensed Consolidated Interim Statement of Stockholders' Equity	3 - 4
Condensed Consolidated Interim Statement of Cash Flows	5
Notes to Condensed Consolidated Interim Financial Statements	6 - 15

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Balance Sheet

January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

ASSETS
Current
Cash	$352,779
Cash held in trust	2,596
Other receivables	8,454
Costs on uncompleted contract in excess of billings	186,359
Prepaid expenses	4,501
Total Current Assets	554,689
Investment in Emergya Wind Technologies B.V. Inc. (note 3)	764,148
Equipment, Net (note 4)	112,395
Intangible Asset (note 5)	1,843,675
Total Assets	$3,274,907

LIABILITIES
Current
Accounts payable	$140,601
Accrued liabilities	43,566
Due to stockholders (note 6)	246,318
Loan payable to Emergya Wind Technologies B.V. Inc. (note 7)	322,750
Due to Digital Predictive Systems Inc. (note 8)	1,445,926
Deferred revenue	300,097
Total Current Liabilities	2,499,258
Total Liabilities	2,499,258
Commitments and Contingencies (note 12)

STOCKHOLDERS' EQUITY
Capital Stock (note 9)
Class "A" special voting shares, no par value;
30,000,000 shares authorized, all deemed to be
cancelled, nil issued and outstanding	-
Common stock, $0.0001 par value per share;
100,000,000 shares authorized;
52,503,894 shares deemed to be issued and outstanding	5,250
Additional Paid-In Capital (note 9)	2,386,602
Accumulated Other Comprehensive Income	160,976
Deficit Accumulated During the Development Stage	(1,777,179)

Total Stockholders' Equity	775,649

Total Liabilities and Stockholders' Equity	$3,274,907

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statement of Operations and Comprehensive Loss

For the Six Month Periods Ended January 31, 2007 and 2006 and the

Period from July 29, 2002 (Date of Inception) through January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

					Period from
					July 29,
					2002 (Date of
	Three Months	Three Months	Six Months	Six Months	Inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2007	2006	2007	2006	2007

Revenue	$ -	$ -	$ -	$ -	$ 640,840

Cost of Sales	-	-	-	-	891,975

Gross Loss	-	-	-	-	(251,135)

Expenses
General and administrative	149,700	18,561	417,513	40,414	925,091
Depreciation	6,553	8,310	13,790	12,116	36,754

Total Expenses	156,253	26,871	431,303	52,530	961,845

Loss from Operations	(156,253)	(26,871)	(431,303)	(52,530)	(1,212,980)

Other (Expenses) Income
Recovery of expenses	-	-	-	-	34,598
Other income	-	1,364	9,689	1,353	75,776
Foreign exchange (loss) gain	(147,184)	120,447	(162,615)	119,438	(182,588)
Financing fees	-	-	-	-	(16,146)
Interest expense	(51,760)	(41,372)	(91,852)	(81,941)	(475,839)

Total Other (Expenses) Income	(198,944)	80,439	(244,778)	38,850	(564,199)

(Loss) Earnings from Operations	(355,197)	53,568	(676,081)	(13,680)	(1,777,179)

Provision for income taxes (note 10)	-	-	-	-	-

Net (Loss) Earnings	(355,197)	53,568	(676,081)	(13,680)	(1,777,179)

Foreign currency translation	71,235	19,554	63,940	53,588	160,976

Comprehensive (Loss) Income	$ (283,962)	$ 73,122	$ (612,141)	$ 39,908	$ (1,616,203)

(Loss) Earnings per Share –
Basic and Diluted	$ (0.0067)	$ 0.0009	$ (0.0128)	$ (0.0002)

Weighted average number of shares
outstanding during the periods –
basic and diluted	52,805,273	57,545,143	52,805,273	57,545,143

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statement of Stockholders' Equity

For the Period from July 29, 2002 (Date of Inception) through January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

							Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Share	Amount	Capital	Income	Stage	Equity (Deficit)

Balance - July 29, 2002 (date
of inception)	-	$ -	57,545,143	$ 5,754	$ (5,754)	$ -	$ -	$ -

Stock issued at inception for cash	-	-	-	-	64	-	-	64
Foreign currency translation
adjustment	-	-	-	-	-	(1,243)	-	(1,243)
Net loss for the period	-	-	-	-	-	-	(19,423)	(19,423)

Balance - July 31, 2003	-	-	57,545,143	5,754	(5,690)	(1,243)	(19,423)	(20,602)

Foreign currency translation
adjustment	-	-	-	-	-	40,306	-	40,306
Net loss for the period	-	-	-	-	-	-	(431,939)	(431,939)

Balance - July 31, 2004	-	-	57,545,143	5,754	(5,690)	39,063	(451,362)	(412,235)

Stock issued for cash	-	-	-	-	1	-	-	1
Foreign currency translation
adjustment	-	-	-	-	-	20,401	-	20,401
Net loss for the period	-	-	-	-	-	-	(243,750)	(243,750)

Balance - July 31, 2005	-	$ -	57,545,143	$ 5,754	$ (5,689)	$ 59,464	$ (695,112)	$ (635,583)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statement of Stockholders' Equity (cont'd)

For the Periods from July 29, 2002 (Date of Inception) through January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

							Deficit
					Accumulated		Accumulated
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders’
	Shares	Amount	Share	Amount	Capital	Income	Stage	Equity (Deficit)

Stock issued for cash	-	$ -	-	$ -	$ 25	$ -	$ -	$ 25
Foreign currency translation
adjustment	-	-	-	-	-	37,572	-	37,572
Net loss for the period	-	-	-	-	-	-	(405,986)	(405,986)

Balance - July 31, 2006	-	-	57,545,143	5,754	(5,664)	97,036	(1,101,098)	(1,003,972)
Cancellation of shares as part
of the share exchange	-	-	(37,541,249)	(3,754)	3,754	-	-	-
Share exchange transaction
on August 11, 2006 – issuance
of 30,000,000 class A special
voting shares in exchange for
130,000 shares of Priveco	30,000,000	90	-	-	4,172	-	-	4,262
Exhangeable shares deemed
to have been converted (note 9)	(30,000,000)	(90)	30,000,000	3,000	(2,910)	-	-	-
Issuance of shares in relation
to private placement for cash	-	-	2,500,000	250	2,147,106	-	-	2,147,356
Issuance of stock purchase warrants	-	-	-	-	402,644	-	-	402,644
Share issuance costs	-	-	-	-	(162,500)	-	-	(162,500)
Foreign currency translation
adjustment	-	-	-	-	-	63,940	-	63,940
Net loss for the period	-	-	-	-	-	-	(676,081)	(676,081)

Balance - January 31, 2007	-	$ -	52,503,894	$ 5,250	$ 2,386,602	$ 160,976	$ (1,777,179)	$ 775,649

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURE LTD.)

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statement of Cash Flows

For the Six Month Periods Ended January 31, 2007 and 2006 and the

Period from July 29, 2002 (Date of Inception) through January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

			Period from July 29, 2002 (Date of Inception) through
	2007	2006	January 31, 2007
Cash Flows from Operating Activities
Net loss	$(676,081)	$(13,680)	$(1,777,179)
Adjustment for non-cash items:
Depreciation	13,790	12,116	36,754

	(662,291)	(1,564)	(1,740,425)
Changes in non-cash working capital, net of effects from acquisition:
Cash held in trust	(2,596)	(92,486)	(2,596)
Loan receivable	40,559	(108,766)	-
Other receivables	(2,147)	(52,565)	(2,752)
Costs on uncompleted contract in excess of billings	(186,359)	(389,452)	(186,359)
Prepaid expenses	(4,501)	-	(4,501)
Accounts payable	(67,814)	880,606	138,930
Accrued liabilities	43,566	-	43,566
Billings on uncompleted contract in excess of related costs	(291,929)	-	-
Deferred revenue	300,097	-	300,097

Net Cash (Used in) Provided by Operating Activities	(833,415)	237,337	(1,454,040)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,550,000	-	2,550,090
Due to stockholders	36,399	31,652	246,318
Advances from Emergya Wind Technologies B.V. Inc.	5,111	-	-
Repayments to Emergya Wind Technologies B.V. Inc.	-	(78,934)	(1,520,925)
Decrease in advances from Northwest Passage Ventures Ltd.	(1,302,853)	-	-
Increase in advances from Northwest Passage Ventures Ltd.	-	171,857	-
Advances from Digital Predictive Systems Inc.	14,684	-	1,713,046
Repayment to Digital Predictive Systems Inc.	(267,120)	-	(267,120)
Cash from subsidiary acquired	231	-	231
Stock issuance costs	(162,500)	-	(162,500)

Net Cash Provided by Financing Activities	873,952	124,575	2,559,140

Cash Flows from Investing Activities
Acquisition of equipment	-	(139,215)	(149,149)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(764,148)

Net Cash Used in Investing Activities	-	(139,215)	(913,297)

Effect of Exchange Rate Change on Cash	185,428	(221,289)	160,976

Change in Cash	225,965	1,408	352,779
Cash - Beginning of Period	126,814	35,179	-

Cash - End of Period	$352,779	$36,587	$352,779

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

January 31, 2007

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

In accordance with the closing of the share exchange agreement, the Company:

(i)

caused the Purchaser to issue 30,000,000 class A preferred shares in the capital of the Purchaser, which included the right to be converted to 30,000,000 common shares in the capital of the Company; and

(ii)	issued 30,000,000 class A special voting shares in the capital of the Company,

in exchange for all of the 130,000 issued and outstanding common shares of Priveco which had a value of $4,262.

Upon exchange of the 30,000,000 preferred stock into common shares of the Company, the 30,000,000 class A special voting shares shall be cancelled and shall not be reissued by the Company.

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

1.	Operations, Development Stage Activities, and Going Concern (cont'd)

Reverse Takeover Transaction (cont'd)

The Company has 22,503,894 common shares and 30,000,000 class A special voting shares issued and outstanding as of January 31, 2007 following the cancellation of 37,541,249 common shares held by a former stockholder and officer of the Company, the issuance of 2,500,000 common shares, which were issued pursuant to a private placement of 2,500,000 units in connection with the share exchange agreement, and the issuance of 30,000,000 class A special voting shares. The cancellation of stock, the issuance of the 2,500,000 common shares pursuant to the private placement of units and the creation and issuance of the class A special voting shares were conditions to closing of the shares exchange agreement. Accordingly, the tendered 37,541,249 common shares of the Company for cancellation were without consideration, the Company issued 2,500,000 common shares pursuant to a private placement of units and the Company amended its Articles of Incorporation to create the 30,000,000 class A special voting shares and issued said class A special voting shares to the former stockholders of Priveco. Each class A special voting share entitles the holder thereof to receive notice of, and vote at, all general meetings of the Company's stockholders. As of the closing date of the share exchange agreement, the former stockholders of Priveco held 30,000,000 class A special voting shares, representing approximately 60% of the issued and outstanding voting securities of the Company.

Effective October 16, 2006, the Company changed its name from "Northwest Passage Ventures Ltd." to "Americas Wind Energy Corporation," pursuant to the approval of board of directors and the holders of a majority of its voting stock.

The aforementioned transaction represents a merger of a private operating company into a non-operating public shell corporation, with nominal net assets, that resulted in the stockholders and management of the private company having actual or effective operating control of the combined company after the transaction. The stockholders of the former public shell are passive investors. The transaction was therefore accounted for as a recapitalization. Under this basis of accounting, the combined entity will be considered to be a continuation of the Priveco. Comparative condensed consolidated interim statements of operations and comprehensive loss, cash flows, and stockholders' equity for the six month periods ended January 31, 2007 and 2006, and cumulative balances from July 29, 2002 (date of inception) through January 31, 2007 are those of Priveco.

Going Concern Assumption

The Company's condensed consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has experienced recurring losses from operations that raise substantial doubt as to its ability to continue as a going concern. For the six month period ended January 31, 2007, the Company experienced a net loss of $676,081. As of January 31, 2007, the Company had an accumulated deficit during the development stage of $1,777,179.

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

1.	Operations, Development Stage Activities, and Going Concern (cont'd)

Going Concern Assumption (cont'd)

The Company's continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short term; raising additional long-term equity or debt financing either from its own resources or from third parties; and the commercialization of one or more of the Company's research projects and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and difference from the carrying amounts reported in these financial statements could be material.

The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.	Summary of Significant Accounting Policies
a)	Condensed Consolidated Interim Financial Statements

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report for the year ended July 31, 2005 as filed with the SEC on Form 8-K dated August 11, 2006. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes in the accounting policies since July 31, 2005. The results from operations for the period are not necessarily indicative of the results expected for the full fiscal year or any future period.

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

2.	Summary of Significant Accounting Policies (cont'd)
b)	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS 155”). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 156"). In a significant change to current guidance, SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) amortization method or (2) fair value measurement method. SFAS 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position.

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

2.	Summary of Significant Accounting Policies (cont'd)
b)	Recent Accounting Pronouncements (cont'd)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB 108"). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB 108 in connection with the preparation of its annual financial statements for the year ending July 31, 2007. The Company does not expect the application of SAB 108 to have a material effect on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The statement defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The statement codifies the definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Company is currently assessing the potential impacts of implementing this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” ("SFAS 158") which was effective for fiscal years ending after December 31, 2006. SFAS 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

2.	Summary of Significant Accounting Policies (cont'd)
b)	Recent Accounting Pronouncements (cont'd)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

3.	Investment in Emergya Wind Technologies B.V. Inc.

In fiscal 2004, the Company entered into a loan agreement with Emergya Wind Technologies B.V. Inc. ("EWT"). Pursuant to the agreement, the loan was to be converted into common shares of EWT. The loan carried an interest rate of 5% per annum, to be paid at the time of conversion. On July 20, 2005, the Company converted the outstanding loan balance of $739,542 into 923 common shares of EWT, representing a 31.2% ownership interest. Accordingly, the Company recorded an investment in EWT and as of January 31, 2007 it had a carrying value of $764,148, representing a 12.672% ownership interest. The $24,606 difference between the amount on the date of conversion and that on the reporting date is the result of foreign exchange fluctuations only.

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

4.	Equipment, Net

Equipment comprises the following:

		Accumulated
	Cost	Depreciation

Computer equipment	$13,017	$8,378
Computer software	4,458	3,205
Manufacturing equipment	131,121	24,618

Total	$148,596	$36,201

Net carrying amount		$112,395
5.	Intangible Asset

On April 23, 2004, the Company entered into a license agreement with EWT to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was EUR 1,350,000 and the license was measured at the fair value at the date the licensing agreement was entered into. As of January 31, 2007, the license was $1,843,675. The asset is not amortized due to the indefinite life term of the agreement.

6.	Due to Stockholders

The amounts due to stockholders are unsecured and have no fixed terms of repayment. Of the total amount, $227,869 (inclusive of accrued interest) bears interest at 10% per annum.

7.	Loan Payable to Emergya Wind Technologies B.V. Inc.

In fiscal 2004, the Company entered into a loan agreement relating to the intangible asset described in note 5. The loan is unsecured, non-interest bearing and is due within the next fiscal year. As of January 31, 2007, the carrying value of this loan approximates its fair value.

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

8.	Due to Digital Predictive Systems Inc.

The amount due to Digital Predictive Systems Inc. had a three-year term maturing originally on October 12, 2006 that was extended to January 31, 2007. In September 2006, the Company repaid $267,120 (or $300,000 Canadian dollars). Interest is charged at 10% per annum, compounded monthly. Repayment is to be made in full, including interest, at maturity. The loan is secured by a general security agreement over the Company's assets and all license agreement rights.

9.	Capital Stock

On October 14, 2005, the Company completed a forward stock split of 3.195 common shares for each outstanding common share as part of the return and cancellation of 39,138,752 post-split shares.

Prior to the share exchange on August 11, 2006, the Company had 57,545,143 shares after giving retroactive effect to the abovementioned forward stock split.

On April 4, 2006, the Company's board of directors approved the creation of 30,000,000 class A special voting shares. The Articles of Incorporation were amended on July 19, 2006.

On August 11, 2006, the Company cancelled 37,541,249 common shares owned by certain stockholder of the Company.

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

For financial statement presentation purposes, the 30,000,000 preferred shares of the Purchaser were deemed to have been converted into 30,000,000 common shares of the Company and the 30,000,000 class A special voting shares of the Company were deemed to be cancelled to more accurately reflect the substance of the reverse takeover transaction.

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

10.	Income Taxes

The Company's current income taxes are as follows:

	Six Months	Six Months
	Ended	Ended
	January 31,	January 31,
	2007	2006
Expected income tax recovery at the statutory rate
of 35% in 2007 (2006 - 18%)	$236,628	$2,462
Valuation allowance	(236,628)	(2,462)

Provision for income taxes	$-	$-

The Company has deferred income tax asset as follows:

Loss carryforwards	$622,013
Valuation allowance	(622,013)

Deferred income taxes	$-

The Company has net operating loss carryforwards available to be applied against future years' income. Due to the losses incurred in the current year and expected future operating results, it is more likely than not that the deferred income tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments, accordingly, a 100% valuation allowance has been recorded for deferred income tax asset.

As of January 31, 2007, the Company had $1,777,179 of federal and state net operating loss carryforwards available to offset future taxable income. Such carryforwards expire in:

2010	$19,423
2014	431,939
2015	243,750
2016	405,986
2017	676,081

AMERICAS WIND ENERGY CORPORATION

(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

January 31, 2007

(Expressed in U.S. Dollars)

Unaudited

11.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Period from
	Six Months	Six Months	July 29, 2002
	Ended	Ended	(Date of Inception)
	January 31,	January 31,	through
	2007	2006	January 31, 2007

Investment in EWT	$ -	$ -	$ 764,148
Advances to EWT	-	-	(764,148)
Purchase of intangible asset	-	-	1,843,675
Loan payable to EWT	-	-	(1,843,675)
Acquisition of subsidiary, net of cash acquired,
through share exchange	4,031	-	4,031

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Period from
	Six Months	Six Months	July 29, 2002
	Ended	Ended	(Date of Inception)
	January 31,	January 31,	through
	2007	2006	January 31, 2007

Income taxes	$ -	$ -	$ -
Interest	-	-	82,849
12.	Commitments and Contingencies

The Company has committed under a license agreement to pay to EWT a royalty of 3% of related sales and 40% of any royalties received by the Company from its sub-licensees.

On May 11, 2005, the Company entered into a license agreement with GE Power Technology LLC ("GEPT") to obtain certain licenses under GEPT's patents. The Company has agreed under this license agreement to pay GEPT a royalty equal to $32,500 per megawatt for each sale or shipment or portion thereof of licensed products as defined in the license agreement.

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

Financial Condition, Liquidity and Capital Resources

Results of Operations for the three months ended January 31, 2007 and January 31, 2006

Revenues

During the three months ended January 31, 2007 and January 31, 2006, we did not generate any revenue.

General and Administrative and Depreciation Expenses

During the three months ended January 31, 2007, we incurred general and administrative expenses and depreciation expenses of $156,253, compared to general and administrative expenses and depreciation expenses of $26,871 for the three months ended January 31, 2006. The increase in these expenses was primarily attributable to additional consulting and professional fees.

Interest Expenses

During the three months ended January 31, 2007, we incurred interest expenses of $51,760, compared to interest expenses of $41,372 for the three months ended January 31, 2006.

Net Income/Loss

Our net loss for the three months ended January 31, 2007 was $355,197, compared to net income of $53,568 for the three months ended January 31, 2006. The most significant contributors to our loss for the three months ended January 31, 2007, were general and administrative expenses, including consulting and professional fees, and foreign exchange losses.

Results of Operations for the six months ended January 31, 2007 and January 31, 2006

Revenues

During the six months ended January 31, 2007 and January 31, 2006, we did not generate any revenue.

General and Administrative and Depreciation Expenses

During the six months ended January 31, 2007, we incurred general and administrative expenses and depreciation expenses of $431,303, compared to general and administrative expenses and depreciation expenses of $52,530 for the six months ended January 31, 2006. The increase in these expenses was primarily attributable to additional consulting and professional fees.

Interest Expenses

During the six months ended January 31, 2007, we incurred interest expenses of $91,852, compared to interest expenses of $81,941 for the six months ended January 31, 2006.

Net Loss

Our net loss for the six months ended January 31, 2007 was $676,081, compared to $13,680 for the six months ended January 31, 2006. The most significant contributors to our loss for the six months ended January 31, 2007, were general and administrative expenses, including consulting and professional fees, and foreign exchange losses.

Liquidity and Capital Resources

At January 31, 2007, we had $355,375 in cash, $2,596 of which is held in trust, and a working capital deficiency of $1,944,569.

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

Operating Activities

Our operating activities resulted in net cash outflows of $833,415 for the six months ended January 31, 2007. The operating cash outflows for the six months ended January 31, 2007 were primarily attributable to our net loss, which was most significantly affected by our general and administrative expenses and foreign exchange losses, and costs incurred in relation to an uncompleted contract.

Investing Activities

Investing activities resulted in net cash outflows of $Nil for the six months ended January 31, 2007.

Financing Activities

Financing activities resulted in net cash flows of $873,952 for the six months ended January 31, 2007. The financing activities for the six month period ended January 31, 2007, were primarily attributable to issuances of our common stock.

Going Concern

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced recurring losses from operations that raise substantial doubt as to our ability to continue as a going concern. For the six month period ended January 31, 2007 we incurred a net loss of $676,081. As of January 31, 2007, we had an accumulated deficit during the development stage of $1,777,179.

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

Plan of Operation

We will continue to build the project pipeline and intend to take advantage of the shortages of wind turbines in the medium sized market, by being able to supply units for calendar 2008 before the expiration of the production tax credit in the U.S., which is currently due the end of 2008.

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

Royalties

We are committed under a license agreement to pay to Emergya Wind Technologies B.V. Inc. a royalty of 3% of related sales and 40% of any royalties received by our company from our sub-licensees. In addition, we entered into a license agreement with GE Power Technology LLC to obtain certain licenses under GE Power Technology LLC’s patents. We agreed under the terms of the license agreement to pay GE Power Technology LLC a royalty equal to $32,500 per MW for each sale or shipment or portion thereof of a licensed product.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelve-month period.

Employees

We plan a moderate increase (i.e., 2 to 3) in the number of employees in sales and service during the next twelve-month period.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. We do not anticipate that the adoption of this statement will have a material effect on our financial condition or operations.

Application of Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in conformity with accounting principles generally accepted in the United States of America for financial statements. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financials.

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

Since inception through January 31, 2007, we have incurred aggregate net losses of $1,777,179 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Our success and ability to compete depends to a significant degree on our ability to protect our intellectual property rights. If any of our competitors copy or otherwise gain access to our intellectual property or develop similar products independently, we may not be able to compete effectively. We currently rely on internal and external intellectual property rights for our existing product lines and turbine solutions, which include contractual provisions to establish and protect our proprietary rights. This, however, may not be adequate to prevent the unauthorized use of the proprietary technology used in our products and our other intellectual property rights. Further, the laws of foreign countries may provide inadequate protection of such intellectual property rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our company's resources. In addition, notwithstanding our rights to our intellectual property, other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our products.

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

Our management carried out an evaluation, under the supervision and with the participation of our president and chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our president and chief executive officer concluded that our disclosure controls and procedures are effective in connection with the filing of this quarterly report on Form 10-QSB for the quarter ended January 31, 2007.

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

AMERICAS WIND ENERGY CORPORATION

By:	/s/ Harold C.F.Dickout

Harold C.F. Dickout

President, Chief Executive Officer, Chairman and Director

(Principal Executive Officer, Acting Principal Financial

Officer and Acting Principal Accounting Officer)

Date: March 19, 2007

