Form 10QSB
period 2007-04-30
AMERICAS WIND ENERGY CORP
filed 2007-06-15
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 000-50861

Americas Wind Energy Corporation
(Name of small business issuer in its charter)

Nevada	20-0177856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Palace Arch Drive, Toronto, Ontario,
Canada	M9A 2S1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (416) 233-5670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Shares of Common Stock, par value $0.0001
(Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

27,503,894 outstanding common shares issued and outstanding as at June 7, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

It is the opinion of management that the consolidated interim financial statements for the quarter ended April 30, 2007 include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

Our consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting policies.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE
COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED APRIL 30, 2007 AND 2006

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Balance Sheet
April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

ASSETS
Current
Cash	$527,905
Cash held in trust	2,886
Other receivables	80,989
Costs on uncompleted contract in excess of billings	195,118
Prepaid expenses	21,749
Total Current Assets	828,647
Equipment, Net (note 4)	110,894
Intangible Asset (note 5)	1,921,394
Total Assets	$2,860,935

LIABILITIES
Current
Accounts payable	$150,139
Accrued liabilities	30,856
Due to stockholders (note 6)	269,578
Loan payable to Emergya Wind Technologies B.V. Inc. (note 7)	331,747
Deferred revenue	300,000
Total Current Liabilities	1,082,320
Total Liabilities	1,082,320
Commitments and Contingencies (note 12)
STOCKHOLDERS' EQUITY
Capital Stock (note 9)
Class "A" special voting shares, no par value;
30,000,000 shares authorized, all deemed to be
cancelled, nil issued and outstanding	-
Common stock, $0.0001 par value per share; 100,000,000
shares authorized; 52,503,894 shares deemed to be issued
and outstanding	5,250
Additional Paid-In Capital (note 9)	2,386,602
Accumulated Other Comprehensive Income	104,167
Deficit Accumulated During the Development Stage	(717,404)
Total Stockholders' Equity	1,778,615
Total Liabilities and Stockholders' Equity	$2,860,935

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statement of Operations and Comprehensive Income
For the Nine Month Periods Ended April 30, 2007 and 2006 and the
Period from July 29, 2002 (Date of Inception) through to April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

					Period from
					July 29,
					2002 (Date of
Three Months		Three Months	Nine Months	Nine Months	Inception)
	Ended	Ended	Ended	Ended	through to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$640,840

Cost of Sales	-	-	-	-	891,975

Gross Profit (Loss)	-	-	-	-	(251,135)

Expenses
General and administrative	159,974	64,462	577,488	108,637	1,085,066
Depreciation	6,089	5,185	19,879	13,416	42,843
Foreign exchange (gain) loss	(102,272)	12,701	60,343	(104,000)	80,316

Total Expenses	63,791	82,348	657,710	18,053	1,208,225

Loss from Operations	(63,791)	(82,348)	(657,710)	(18,053)	(1,459,360)

Other Income (Expenses)
Recovery of expenses	-	-	-	-	34,598
Gain on sale of investment in
Emergya Wind Technologies
B.V. Inc. (note 3)	1,110,772	-	1,110,772	-	1,110,772
Other income	-	1,031	9,679	2,379	75,766
Financing fees	-	(16,401)	-	(16,157)	(16,146)
Interest expense	(35,674)	(49,510)	(127,515)	(127,001)	(511,502)

Total Other Income (Expenses)	1,075,098	(64,880)	992,936	(140,779)	693,488

Income (Loss) from Operations	1,011,307	(147,228)	335,226	(158,832)	(765,872)

Benefit from income taxes (note 10)	(48,468)	-	(48,468)	-	(48,468)

Net Income (Loss)	1,059,775	(147,228)	383,694	(158,832)	(717,404)
Foreign currency translation	56,809	(26,814)	7,131	(76,748)	104,167

Comprehensive Income (Loss)	$1,116,584	$(174,042)	$390,825	$(235,580)	$(613,237)

Earnings (Loss) per Share - Basic
and Diluted	$0.02	$(0.00)	$0.01	$(0.00)

Weighted average number of shares
outstanding during the periods -
basic and diluted	52,503,894	57,545,143	52,707,021	57,545,143

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statement of Stockholders' Equity
For the Period from July 29, 2002 (Date of Inception) through to April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

							Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Share	Amount	Capital	Income	Stage	Equity (Deficit)

Balance - July 29, 2002 (date
of inception)	-	$-	57,545,143	$5,754	$(5,754)	$-	$-	$-

Stock issued at inception for cash	-	-	-	-	64	-	-	64
Foreign currency translation
adjustment	-	-	-	-	-	(1,243)	-	(1,243)
Net loss for the period	-	-	-	-	-	-	(19,423)	(19,423)

Balance - July 31, 2003	-	-	57,545,143	5,754	(5,690)	(1,243)	(19,423)	(20,602)

Foreign currency translation
adjustment	-	-	-	-	-	40,306	-	40,306
Net loss for the period	-	-	-	-	-	-	(431,939)	(431,939)

Balance - July 31, 2004	-	-	57,545,143	5,754	(5,690)	39,063	(451,362)	(412,235)

Stock issued for cash	-	-	-	-	1	-	-	1
Foreign currency translation
adjustment	-	-	-	-	-	20,401	-	20,401
Net loss for the period	-	-	-	-	-	-	(243,750)	(243,750)

Balance - July 31, 2005, as
carried forward	-	$-	57,545,143	$5,754	$(5,689)	$59,464	$(695,112)	$(635,583)

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statement of Stockholders' Equity (cont'd)
For the Periods from July 29, 2002 (Date of Inception) through to April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

							Deficit
						Accumulated	Accumulated
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Share	Amount	Capital	Income	Stage	Equity (Deficit)

Balance - July 31, 2006, as forwarded	-	$-	57,545,143	$5,754	$(5,689)	$59,464	$(695,112)	$(635,583)

Stock issued for cash	-	-	-	-	25	-	-	25
Foreign currency translation
adjustment	-	-	-	-	-	37,572	-	37,572
Net loss for the period	-	-	-	-	-	-	(405,986)	(405,986)

Balance - July 31, 2006	-	-	57,545,143	5,754	(5,664)	97,036	(1,101,098)	(1,003,972)

Cancellation of shares as part of the
share exchange	-	-	(37,541,249)	(3,754)	3,754	-	-	-
Share exchange transaction on
August 11, 2006 - issuance of
30,000,000 Class A special
voting shares in exchange for
130,000 shares of Priveco	30,000,000	90	-	-	4,172	-	-	4,262
Exchangeable shares deemed to
have been converted (note 9)	(30,000,000)	(90)	30,000,000	3,000	(2,910)	-	-	-
Issuance of shares in relation to
private placement for cash	-	-	2,500,000	250	2,147,106	-	-	2,147,356
Issuance of stock purchase warrants	-	-	-	-	402,644	-	-	402,644
Share issuance costs	-	-	-	-	(162,500)	-	-	(162,500)
Foreign currency translation
adjustment	-	-	-	-	-	7,131	-	7,131
Net income for the period	-	-	-	-	-	-	383,694	383,694

Balance - April 30, 2007	-	$-	52,503,894	$5,250	$2,386,602	$104,167	$(717,404)	$1,778,615

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURE LTD.)
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statement of Cash Flows
For the Nine Month Periods Ended April 30, 2007 and 2006 and the
Period from July 29, 2002 (Date of Inception) through to April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

			Period from
			July 29, 2002
			(Date of Inception)
			through to
	2007	2006	April 30, 2007
Cash Flows from Operating Activities
Net income (loss)	$383,694	$(158,832)	$(717,404)
Adjustment for non-cash items:
Depreciation	19,879	13,416	43,966
Gain on sale of investment in Emergya Wind Technologies
B.V. Inc.	(1,110,772)	-	(1,110,772)

	(707,199)	(145,416)	(1,784,210)
Changes in non-cash working capital, net of effects from
acquisition:
Cash held in trust	(2,886)	-	(2,886)
Loan receivable	40,559	-	-
Other receivables	(74,682)	(20,916)	(75,287)
Costs on uncompleted contract in excess of billings	546,106	(748,689)	(195,118)
Prepaid expenses	(21,749)	(4,463)	(21,749)
Accounts payable	(58,276)	44,792	148,468
Accrued liabilities	30,856	-	30,856
Billings on uncompleted contract in excess of related costs	(1,033,153)	1,065,393	-
Deferred revenue	300,000	-	300,000

Net Cash (Used in) Provided by Operating Activities	(980,424)	190,701	(1,599,926)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	2,550,000	-	2,550,090
Due to stockholders	59,659	99,579	269,578
Advances from Emergya Wind Technologies B.V. Inc.	14,108	-	-
Repayments to Emergya Wind Technologies B.V. Inc.	-	(280,268)	(1,589,647)
Decrease in advances from Northwest Passage Ventures Ltd.	(1,302,853)	-	-
Increase in advances from Northwest Passage Ventures Ltd.	-	251,537	-
Advances from Digital Predictive Systems Inc.	-	251,392	1,713,046
Repayment to Digital Predictive Systems Inc.	(1,698,362)	-	(1,713,046)
Cash from subsidiary acquired	231	-	231
Stock issuance costs	(162,500)	-	(162,500)

Net Cash (Used in) Provided by Financing Activities	(539,717)	322,240	1,067,752

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind
Technologies B.V. Inc.	1,899,878	-	1,899,878
Acquisition of equipment	-	(144,820)	(154,860)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(764,148)

Net Cash Provided by (Used in) Investing Activities	1,899,878	(144,820)	980,870

Effect of Exchange Rate Change on Cash	21,354	(308,452)	79,209

Change in Cash	401,091	59,669	527,905
Cash - Beginning of Period	126,814	35,179	-

Cash - End of Period	$527,905	$94,848	$527,905

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2007
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

Upon exchange of the 30,000,000 preferred stock into common shares of the Company, the 30,000,000 class A special voting shares were cancelled and would not be reissued by the Company.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

1.	Operations, Development Stage Activities, and Going Concern (cont'd)

Reverse Takeover Transaction (cont'd)

The Company had 22,503,894 common shares and 30,000,000 class A special voting shares issued and outstanding as of January 31, 2007 following the cancellation of 37,541,249 common shares held by a former stockholder and officer of the Company, the issuance of 2,500,000 common shares, which were issued pursuant to a private placement of 2,500,000 units in connection with the share exchange agreement, and the issuance of 30,000,000 class A special voting shares. The cancellation of stock, the issuance of the 2,500,000 common shares pursuant to the private placement of units and the creation and issuance of the class A special voting shares were conditions to closing of the share exchange agreement. Accordingly, the tendered 37,541,249 common shares of the Company for cancellation were without consideration. The Company issued 2,500,000 common shares pursuant to a private placement of units and the Company amended its Articles of Incorporation to create the 30,000,000 class A special voting shares and issued said class A special voting shares to the former stockholders of Priveco. Each class A special voting share entitles the holder thereof to receive notice of, and vote at, all general meetings of the Company's stockholders. As of the closing date of the share exchange agreement, the former stockholders of Priveco held 30,000,000 class A special voting shares, representing approximately 60% of the issued and outstanding voting securities of the Company.

Effective October 16, 2006, the Company changed its name from "Northwest Passage Ventures Ltd." to "Americas Wind Energy Corporation," pursuant to the approval of board of directors and the holders of a majority of its voting stock.

The aforementioned transaction represents a reverse merger of a private operating company into a non-operating public shell corporation, with nominal net assets, that resulted in the stockholders and management of the private company having actual or effective operating control of the combined company after the transaction. The stockholders of the former public shell are passive investors. The transaction was therefore accounted for as a recapitalization. The cost of this reverse merger was expensed. Under this basis of accounting, the combined entity will be considered to be a continuation of the Priveco. Comparative condensed consolidated interim statements of operations and comprehensive income, cash flows, and stockholders' equity for the nine month periods ended April 30, 2007 and 2006, and cumulative balances from July 29, 2002 (date of inception) through to April 30, 2007 are those of Priveco.

Going Concern Assumption

The Company's condensed consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company has experienced recurring losses from operations that raise substantial doubt as to its ability to continue as a going concern. As of April 30, 2007, the Company had a negative working capital of $253,673 and an accumulated deficit during the development stage of $717,404.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2007
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
April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 155, "Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

In March 2006, FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 156"). In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) amortization method or (2) fair value measurement method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position.

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
April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements (cont'd)

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB No. 108"). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and will initially apply SAB No. 108 in connection with the preparation of its annual financial statements for the year ending July 31, 2007. The Company does not expect the application of SAB No. 108 to have a material effect on its financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” ("SFAS No. 158") which is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements (cont'd)

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" ("SFAS No. 159"), which permits entities to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. An entity would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The decision about whether to elect the fair value option is applied instrument by instrument, with a few exceptions; the decision is irrevocable; and it is applied only to entire instruments and not to portions of instruments.

The statement requires disclosures that facilitate comparisons (a) between entities that choose different measurement attributes for similar assets and liabilities and (b) between assets and liabilities in the financial statements of an entity that selects different measurement attributes for similar assets and liabilities.

SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year provided the entity also elects to apply the provisions of SFAS No. 157. Upon implementation, an entity shall report the effect of the first remeasurement to fair value as a cumulative-effect adjustment to the opening balance of retained earnings. Since the provisions of SFAS No. 159 are applied prospectively, any potential impact will depend on the instruments selected for fair value measurement at the time of implementation. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

3.	Investment in Emergya Wind Technologies B.V. Inc.

In fiscal year 2004, the Company entered into a loan agreement with Emergya Wind Technologies B.V. Inc. ("EWT"). Pursuant to the agreement, the loan was to be converted into common shares of EWT. The loan carried an interest rate of 5% per annum, to be paid at the time of conversion. On July 20, 2005, the Company converted the outstanding loan balance of $739,542 into 923 common shares of EWT, representing a 31.2% ownership interest. Subsequent to that, the Company recorded an investment in EWT at $903,312 CAD. As of January 31, 2007, the investment in EWT had a carrying value of $764,148 as translated into U.S. dollars, representing a 16.72% ownership interest.

On April 20, 2007, the Company sold all its shares in EWT for $1,899,878 ($2,174,844 CAD) to another stockholder of EWT, yielding a pre-tax capital gain of $1,110,772 ($1,271,532 CAD).

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

4.	Equipment, Net Equipment comprises the following:

		2007
		Accumulated
	Cost	Depreciation

Computer equipment	$13,566	$9,094
Computer software	4,646	3,666
Manufacturing equipment	136,648	31,206

Total	$154,860	$43,966

Net carrying amount		$110,894

5.	Intangible Asset

On April 23, 2004, the Company entered into a license agreement with EWT to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was EUR 1,350,000 and the license was measured at the fair value at the date the licensing agreement was entered into. As of January 31, 2007, the license was $1,921,394. The asset is not amortized due to the indefinite life term of the agreement.

6.	Due to Stockholders

The amounts due to stockholders are unsecured and have no fixed terms of repayment. Of the total amount, $254,759 (inclusive of accrued interest) bears interest at 10% per annum.

7.	Loan Payable to Emergya Wind Technologies B.V. Inc.

In fiscal 2004, the Company entered into a loan agreement relating to the intangible asset described in note 5. The loan is unsecured, non-interest bearing and is due within the next fiscal year. As of April 30, 2007, the carrying value of this loan approximates its fair value.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

8.	Due to Digital Predictive Systems Inc.

The amount due to Digital Predictive Systems Inc. had a three-year term maturing originally on October 12, 2006 that was extended to April 30, 2007. The loan carried interest 10% per annum and was secured by a general security agreement over the Company's assets and all license agreement rights. The Company repaid $267,120 (or $300,000 CAD) and the remaining balance of $1,445,926 (or $1,743,747 CAD) on September 14, 2006 and April 26, 2007, respectively.

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

On August 11, 2006, the Company cancelled 37,541,249 common shares owned by a certain stockholder of the Company.

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

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

10.	Income Taxes The Company's current income taxes are as follows:

	Nine Months	Nine Months
	Ended	Ended
	April 30,	April 30,
	2007	2006
Expected income tax (expense) recovery at the
statutory rate of 35% in 2007 (2006 - 18%)	$(134,293)	$28,590
Nontaxable portion of gain on sale of investment in
Emergya Wind Technologies B.V. Inc.	$194,385	$-
Tax credits	48,468	-
Valuation allowance	(60,092)	(28,590)

Benefit from income taxes	$48,468	$-

The Company has a deferred income tax asset as follows:

Loss carryforwards	$482,643
Valuation allowance	(482,643)

Deferred income taxes	$-

The Company has net operating loss carryforwards available to be applied against future years' income. Due to the losses incurred in the current period and expected future operating results, it is more likely than not that the deferred income tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments, accordingly, a 100% valuation allowance has been recorded for deferred income tax asset.

As of April 30, 2007, the Company had $1,378,979 of Federal and state net operating loss carryforwards (including losses of $238,683 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2010	$ 19,423
2014	$ 431,939
2015	$ 243,750
2016	$ 405,986
2024	$ 14,848
2025	$ 83,878
2026	$ 7,464
2027	$ 171,691

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)
Unaudited

11.	Cash Flow Supplemental Information Non-cash financing and investing activities are as follows:

			Period from
	Nine Months	Nine Months	July 29, 2002
	Ended	Ended	(Date of Inception)
	April 30,	April 30,	through to
	2007	2006	April 30, 2007

Investment in EWT	$-	$-	$764,148
Advances to EWT	$-	$-	$(764,148)
Purchase of intangible asset	$-	$-	$1,921,394
Loan payable to EWT	$-	$-	$(1,921,394)
Acquisition of subsidiary, net of cash
acquired, through share exchange	$4,031	$-	$4,031

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Period from
	Nine Months	Nine Months	July 29, 2002
	Ended	Ended	(Date of Inception)
	April 30,	April 30,	through to
	2007	2006	April 30, 2007

Income taxes	$-	$-	$-

Interest	$490,070	$-	$571,487

12.	Commitments and Contingencies

The Company is committed under a license agreement to pay to EWT a royalty of 3% of related sales and 40% of any royalties received by the Company from its sub-licensees.

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

Forward-looking statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to differ materially from what is currently anticipated. We make cautionary statements throughout this quarterly report and the documents we have incorporated by reference, including those stated under the heading "Risk Factors". You should read these cautionary statements as being applicable to all related forward-looking statements wherever they appear in this quarterly report, the materials referred to in this quarterly report, and the materials incorporated by reference into this quarterly report.

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

As used in this quarterly report, the terms “we”, “us” and “our” mean Americas Wind Energy Corporation, unless otherwise indicated and our wholly owned subsidiaries, 6544797 Canada Ltd., a Canadian corporation, and Americas Wind Energy Inc., an Ontario corporation.

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

As of the closing date of the share exchange agreement on August 11, 2006, our company commenced the business of distributing wind power turbines to wind farm developers throughout North America. Our business strategy is to generate revenues through the sale of medium sized wind turbines.

Financial Condition, Liquidity and Capital Resources

Results of Operations for the three months ended April 30, 2007 and April 30, 2006

Revenues

During the three months ended April 30, 2007 and April 30, 2006, we did not generate any revenue.

General and Administrative and Depreciation Expenses

During the three months ended April 30, 2007, we incurred general and administrative expenses and depreciation expenses of $166,063, compared to general and administrative expenses and depreciation expenses of $69,647 for the three months ended April 30, 2006. The increase in these expenses was primarily attributable to additional consulting and professional fees.

Interest Expenses

During the three months ended April 30, 2007, we incurred interest expenses of $35,674, compared to interest expenses of $49,510 for the three months ended April 30, 2006.

Net Income/Loss

Our net income for the three months ended April 30, 2007 was $1,059,775, compared to net loss of $147,228 for the three months ended April 30, 2006. The most significant contributor to our income for the three months ended April 30, 2007, was the sale of shares of Emergya Wind Technologies.

Results of Operations for the nine months ended April 30, 2007 and April 30, 2006

Revenues

During the nine months ended April 30, 2007 and April 30, 2006, we did not generate any revenue.

General and Administrative and Depreciation Expenses

During the nine months ended April 30, 2007, we incurred general and administrative expenses and depreciation expenses of $597,367, compared to general and administrative expenses and depreciation expenses of $122,053 for the nine months ended April 30, 2006. The increase in these expenses was primarily attributable to additional consulting and professional fees.

Interest Expenses

During the nine months ended April 30, 2007, we incurred interest expenses of $127,515, compared to interest expenses of $127,001 for the nine months ended April 30, 2006.

Net Loss

Our net income for the nine months ended April 30, 2007 was $383,694, compared to net loss $158,832 for the nine months ended April 30, 2006. The most significant contributor to our income for the nine months ended April 30, 2007, was the sale of share of Emergya Wind Technologies.

Liquidity and Capital Resources

At April 30, 2007, we had $527,905 in cash and a working capital deficiency of $253,673.

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

Use of Funds	Amount
Operating Expenses	$600,000
Working Capital Requirements	$2,400,000
Total	$3,000,000

Operating Activities

Our operating activities resulted in net cash outflows of $980,424 for the nine months ended April 30, 2007. The operating cash outflows for the nine months ended April 30, 2007 were primarily attributable to our net loss, which was most significantly affected by our general and administrative expenses and foreign exchange losses, and costs incurred in relation to an uncompleted contract.

Investing Activities

Investing activities resulted in net cash inflows of $1,899,878 for the nine months ended April 30, 2007. The investing cash inflows were attributable to the sale of shares of Emergya Wind Technologies.

Financing Activities

Financing activities resulted in net cash outflows of $539,717 for the nine months ended April 30, 2007. The financing cash outflows were primarily attributable to a decrease in advances from Northwest Passage Ventures, Ltd. and a repayment to Digital Predictive Systems Inc.

Going Concern

Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced recurring losses from operations that raise substantial doubt as to our ability to continue as a going concern. As of April 30, 2007, we had a working capital deficiency of $253,673 and an accumulated deficit during the development stage of $717,404.

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

Our consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of our company to continue as a going concern.

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

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next twelvemonth period.

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

In July 2006 FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the effect, if any, FIN48 will have on our financial position.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and will initially apply SAB 108 in connection with the preparation of our annual financial statements for the year ending July 31, 2007. We do not expect the application of SAB 108 to have a material effect on our financial position and results of operations.

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

Foreign Currency Translation

We account for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". Our functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the rates prevailing at the end of the year. Revenues and expenses are translated using the average exchange rates prevailing throughout the year. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or loss, a component of stockholders’ equity. Gains or losses resulting from foreign currency transactions are included in earnings.

Comprehensive Income or Loss

We apply the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported as comprehensive income (loss).

Earnings or Loss per Share

We account for earnings or loss per share pursuant to SFAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. Potentially dilutive securities include warrants.

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

  support our planned growth and carry out our business plan;
  continue in our research and development programs;
  address competing technological and market developments;
  establish additional collaborative relationships; and
  market and develop our products and licenses.

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

Since inception through April 30, 2007, we have incurred aggregate net losses of $717,404 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

We operate in a highly competitive industry and our failure to compete effectively and generate income through the commercialization or licensing of our product lines may adversely affect our ability to generate revenue. Our company's future success will depend on our ability to enhance current products, develop new products and services that meet changing customers’ needs, advertise and market our products, and respond to emerging industry standards and other technological changes on a timely and cost effective basis. There can be no assurance that our new or existing products will gain market acceptance. Management is aware of similar products and services which our products and services will compete directly against. Many of our competitors have greater financial, technical, sales and marketing resources, better name recognition and a larger customer base than ours. In addition, many of our large competitors may offer customers a broader or superior range of products and services. Some of our competitors may conduct more extensive promotional activities and offer lower commercialization costs to customers than we do, which could allow them to gain greater market share or prevent us from establishing and increasing our market share. Increased competition in the alternative energy industry may result in significant price competition, reduced profit margins or loss of market share, any of which may have a material adverse effect on our ability to generate revenues and successfully operate our business. Our competitors may develop technologies superior to those that our company is currently developing. In the future, we may need to decrease our prices if our competitors lower their prices. Our competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Such competition will potentially affect our chances of achieving profitability, and ultimately affect our ability to continue as a going concern.

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

Our management carried out an evaluation, under the supervision and with the participation of our president and chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our president and chief executive officer concluded that our disclosure controls and procedures are effective in connection with the filing of this quarterly report on Form 10-QSB for the quarter ended April 30, 2007.

There were no changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 16, 2007, our board of directors accepted notices of redemption delivered by Class A Special Voting shareholders of our company. Accordingly, we have issued an aggregate of 3,000,000 common shares in the capital of our company. We issued the common shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 to four non-U.S. Persons (as that term is defined in Regulation S under the Securities Act of 1933).

On April 20, 2007, our board of directors accepted a notice of redemption delivered by a Class A Special Voting shareholder of our company. Accordingly, we have issued an aggregate of 1,000,000 common shares in the capital of our company. We issued the common shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 to one non-U.S. Person (as that term is defined in Regulation S under the Securities Act of 1933).

On April 26, 2007, our board of directors accepted a notice of redemption delivered by a Class A Special Voting shareholder of our company. Accordingly, we have issued an aggregate of 1,000,000 common shares in the capital of our company. We issued the common shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 to one non-U.S. Person (as that term is defined in Regulation S under the Securities Act of 1933).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 20, 2007, our wholly-owned subsidiary, Americas Wind Energy Inc., a private Ontario corporation, completed a Share Sale and Purchase Agreement with R.W. Investments B.V., whereby Americas Wind Energy sold all 923 shares of Emergya Wind Technologies that it held to R.W. Investments for aggregate proceeds of €1,443,906.81 (US$1,899,878).

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

Exhibit Number	Description

10.2	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006).

(21)	Subsidiaries of the Small Business Issuer 6544797 Canada Ltd., a Canadian corporation Americas Wind Energy Inc., an Ontario corporation

(31)	Section 302 Certifications

31.1*	Section 302 Certification.

(32)	Section 906 Certification

32.1*	Section 906 Certification.

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION

By:	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer, Acting Principal Financial
Officer and Acting Principal Accounting Officer)

Date: June 14, 2007