Form 10KSB
period 2007-07-31
AMERICAS WIND ENERGY CORP
filed 2007-11-13
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [   ] to [   ]

Commission file number 000-50861

AMERICAS WIND ENERGY CORPORATION
(Name of small business issuer in its charter)

Nevada	20-0177856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Palace Arch Drive, Toronto, Ontario, Canada	M9A 2S1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (416) 233-5670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:
Common Shares, par value $0.0001 |
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).
Yes [X]   No [   ]

State issuer's revenues for its most recent fiscal year. $950,853

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

24,728,894 common shares @ $0.675 (1) = $16,692,003
(1) Average of bid and ask closing prices on October 22, 2007.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

28,703,894 common shares issued and outstanding as of October 22, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form
10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities
Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X].

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

As used in this annual report, the terms “we”, “us”, “our company”, and “Americas” mean Americas Wind Energy Corporation, a Nevada corporation, and our wholly owned subsidiaries 6544797 Canada Ltd., a Canadian corporation, and Americas Wind Energy Inc., an Ontario corporation, unless otherwise indicated.

Corporate Overview

The address of our principal executive office is 24 Palace Arch Drive, Toronto, Ontario, Canada M9A 2S1. Our telephone number is (416) 233-5670.

Our common stock is quoted on the OTC Bulletin Board under the symbol "AWNE".

We have two wholly-owned subsidiaries, 6544797 Canada Ltd., a Canadian corporation and Americas Wind Energy Inc., an Ontario corporation.

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

Our Current Business

As of the closing date of the share exchange agreement on August 11, 2006, our company commenced the business of distributing wind power turbines to wind farm developers throughout North America. Our business strategy is to generate revenues through the sale of medium sized wind turbines and the licensing of Lagerwey wind turbine technology and product lines.

Our company focuses on the manufacturing and marketing of medium sized (500 – 1,000 megawatt (MW)) wind turbines for the North American market.

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

We intend to supply the Lagerwey Direct Drive technology to the North, South and Central American markets. The Lagerwey Direct Drive technology eliminates the main drive gear, the most problematic component of a wind turbine, and is intended to increase reliability and performance of our wind turbines. The Lager Direct Drive technology was purchased by Emergya Wind Technologies B.V., of which our company was one of the initial investors. Our company also provided the funds used by Emergya Wind Technologies B.V. to purchase the Lagerwey technology. We have a license agreement with Emergya Wind Technologies B.V. in respect of the Lagerwey technology for North, South and Central America.

Our license agreement with Emergya Wind Technologies B.V. is exclusive for North America, i.e. the United States, Canada and Mexico, but non-exclusive for South and Central America. We have completed payment of a license fee and pay a 3% royalty for ongoing development.

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

5.        Diversity:

A number of medium sized units can provide continuing energy generation in the event of a shut down of one machine

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

Intellectual Property

Intellectual property which we own is protected by careful document control within our company and by signed non-disclosure agreements with all outside parties (e.g. customers and suppliers).

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

Suppliers

We will have an ongoing supply arrangement with Emergya Wind Technologies B.V. and Wind En Water Technologies B.V. in the Netherlands for wind turbine components.

We expect to continue to source towers and blades in North America from a number of suppliers and will be actively seeking new North American suppliers of other components as well.

Employees

As of October 22, 2007, we had three employees consisting of Harold Dickout, our Chief Executive Officer, President and Chairman, Frank Pickersgill, our Secretary and John Colmar. We plan to hire additional employees when circumstances warrant.

Compliance with Government Regulation

There are no Canadian government regulations which apply specifically to wind turbines and to which we have to comply.

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

Since inception through July 31, 2007, we have incurred aggregate net losses of $1,425,269 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA), formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 2.        Description of Property.

Our principal offices are located at 24 Palace Arch Drive, Toronto, Ontario, Canada M9A 2S1. We lease our office space at this location on a month-to-month basis at a rental rate of approximately $50 per month. We believe that our office space and facilities are sufficient to meet our present needs and do not anticipate any difficulty securing alternative or additional space, as needed, on terms acceptable to us.

Item 3.        Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4.        Submissions of Matters to a Vote of Security Holders.

No matters have been submitted during the fourth quarter of our fiscal year covered by this report to a vote by our security holders.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Security.

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "AWNE".

The following table reflects the high and low bid information for our common stock obtained from Yahoo! Finance and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

	OTC Bulletin Board(1)
Quarter Ended	High	Low
July 31, 2007	$1.48	$0.67
April 30, 2007	$2.64	$1.25
January 31, 2007	$2.50	$1.67
October 31, 2006	$2.25	$1.50
July 31, 2006(2)	No Trades	No Trades
June 30, 2006	No Trades	No Trades
March 31, 2006	No Trades	No Trades
December 31, 2005	No Trades	No Trades
September 30, 2005	No Trades	No Trades
June 30, 2005	No Trades	No Trades

(1)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

(2)

These high and low bids are for the month of July, 2006 only. On August 11, 2006, our company changed its fiscal year end to July 31 resulting in this one-month transition period for the reporting of high and low bids.

Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, Suite 240, 500 East Warm Springs Road, Las Vegas, Nevada 89119.

On October 22, 2007, the list of stockholders for our shares of common stock showed 29 registered stockholders and 28,703,894 shares of common stock outstanding.

Dividend Policy

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

Item 6.        Management’s Discussion and Analysis or Plan of Operation.

Overview

You should read the following discussion of our financial condition and results of operations together with the consolidated audited financial statements and the notes to consolidated audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

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

On August 11, 2006, we completed a share exchange agreement with Americas Wind Energy Inc. As a result of the share exchange agreement, we abandoned our previous marine adventure tours business and commenced the business of manufacturing, marketing and licensing wind turbines. Because we are the successor business to Americas Wind Energy Inc. and because the operations and assets of Americas Wind Energy Inc. represents our entire business and operations from the closing date of the share exchange agreement, our management's discussion and analysis and plan of operations are based on Americas Wind Energy Inc.'s financial results for the relevant periods.

Financial Condition, Liquidity and Capital Resources

Our principal capital resource has been the sale of common stock, although we have in the past and may in the future use shareholder loans, advances from related parties, or borrowing to meet future needs.

At July 31, 2007, we had $674,556 in cash and a working capital deficiency of $298,593, compared to $45,984 in cash and a working capital deficiency of $3582,885 at July 31, 2006.

At July 31, 2007, our total current assets were $1,344,138 compared to total current assets of $177,565 at July 31, 2006.

At July 31, 2007, our total current liabilities were $1,642,731 compared to total current liabilities of $3,760,450 at July 31, 2006.

Cash Requirements

Over the next 12 months we intend to continue to manufacture and distribute our products to small wind farms, developers of small wind farms, wind power co-ops, industrial users and governmental organizations. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount

Professional fees	$50,000
Other general administrative expenses	$850,000
License Fees	$87,750
Royalty Fees	$108,000
Total	$1,095,750

We believe that we will require additional funds to implement our growth strategy. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation for the year ended July 31, 2007 compared to July 31, 2006

Sales

We had sales of $950,853 for the year ended July 31, 2007 compared to sales of $nil for the year ended July 31, 2006. Sales for the year ended July 31, 2007 were derived primarily from the sale of a wind turbine to a customer in Nova Scotia.

Cost of Sales

We incurred cost of sales of $984,659 for the year ended July 31, 2007 compared to cost of sales of $nil for the year ended July 31, 2006.

Expenses

We incurred expenses of $790,579 for the year ended July 31, 2007 compared to expenses of 158,932 for the year ended July 31, 2006. Expenses for the year ended July 31, 2007 included: (i) general and administrative expenses of $802, 179, an increase of over 300% from the year ended July 31, 2006; (ii) license fees of $27,711, compared to $nil for the year ended July 31, 2006; (iii) royalty fees of $25,755, compared to $nil for the year ended July 31, 2006; (iv) foreign exchange gain of $91,171, an increase in gain of 61.3% from the year ended July 31, 2006; and (v) depreciation of $26,105, an increase of 44.4% . The increase in our expenses for the year July 31, 2007 compared to July 31, 2006 were due primarily to increased sales and manufacturing activities in connection with the sale of our wind turbines.

Interest Expense

We incurred interest expense of $132,110 for the year ended July 31, 2007 compared to interest expense of $177,490 for the year ended July 31, 2006. The decrease in interest expense for the year ended July 31, 2007 compared to the year ended July 31, 2006 was primarily attributable to repayment of the amount due to Digital Predictive Systems Inc.

Net Income (loss)

We had net income of $244,244 for the year ended July 31, 2007 compared to net loss of $22,719 for the year ended July 31 2006. Our increase in net income for the year ended July 31, 2007 was primarily attributable to our increase in sales, which were $950,853 for the year ended July 31, 2007 compared to $nil for the year ended July 31, 2006, and a gain on investment, which was $1,129,247 for the year ended July 31, 2007 compared to $nil for the year ended July 31, 2006. Our gain on investment was in connection with the sale of shares of Emergya Wind Technologies B.V. Inc. As of July 31, 2006, our investment in Emergya Wind Technologies had a carrying value of $798, 257. On April 20, 2007, we sold all of the shares we held in Emergya Wind Technologies for $1,931,479.

Liquidity and Capital Resources

At July 31, 2007, we had $674,556 in cash and a working capital deficiency of $298,593, compared to $45,984 in cash and a working capital deficiency of $3582,885 at July 31, 2006.

Presently, our revenues are not sufficient to meet our operating and capital expenses. We have incurred operating losses during the last several years which are likely to continue for the foreseeable future. We anticipate that we will have negative cash flows during the year ended July 31, 2007. Management projects that we will require at least an additional $3.0 million, after taking into account projected gross revenue, to fund our ongoing operating expenses, working capital requirements and payment of our debt obligations for the next twelve months.

Operating Activities

Our operating activities resulted in net cash outflows of $640,005 for the year ended July 31, 2007 compared to cash outflows of 48,145 for the year ended July 31, 2006. The increase in cash outflows for the year ended July 31, 2007 was primarily attributable to decreases in accounts receivable and the gain on sale of investment.

Investing Activities

Investing activities resulted in net cash inflows of $1,931,479 for the year ended July 31, 2007 compared to cash outflows of $141,869 for the year ended July 31, 2006. The increase in cash inflows for the year ended July 31, 2007 was solely attributable to the proceeds from the sale of our investment in the shares of Emergya Wind Technologies B.V. Inc.

Financing Activities

Financing activities resulted in net cash outflows of $513,053 for the year ended July 31, 2007 compared to cash inflows of $465,624 for the year ended July 31, 2006. The resulting cash outflows for the year July 31, 2007 were primarily attributable to a repayment to Digital Predictive Systems Inc., decreases in advances from investors and stock issuance costs.

Purchase of Significant Equipment

We do not anticipate the purchase or sale of any plant or significant equipment during the next 12 months.

Personnel Plan

We plan staff additions in sales, operations and service functions.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

Due to our being an exploration stage company and not having generated significant revenues, and to the circumstances described above, in the notes to our financial statements for the year ended July 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We have historically incurred losses since inception. From inception through July 31, 2007, we incurred losses from operations of $1,425,269. Because of these historical losses, we may require additional working capital to develop our business operations in the future. We intend to raise any additional working capital required through private placements, public offerings, bank financing and/or advances from related parties or shareholder loans. We do not currently have any arrangements for any such financing in place.

The continuation of our business is dependent upon obtaining further financing and achieving a break-even or profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current or future stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There are no assurances that we will be able to either (1) achieve a level of revenues adequate to generate sufficient cash-flow from operations; or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support our working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we may not be able to continue our operations.

These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Application of Critical Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of Americas Wind Energy Corporation, and 6544797 Canada Ltd. and its wholly owned subsidiary, Americas Wind Energy Inc. All significant intercompany balances and transactions are eliminated on consolidation.

Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Computer equipment	30%	Declining balance
Computer software	100%	Declining balance
Manufacturing equipment	20%	Declining balance

Investments

For investments in which our company owns less than 20% of the voting shares and does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, we do not record our share in the earnings and losses of the company in which we have investments.

Intangible Asset

Intangible asset represents an acquired license right. We have determined that the asset meets the indefinite life criteria outlined in Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Accordingly, we do not amortize this intangible asset, but instead we review this asset at least annually for impairment. If the carrying amount of this intangible asset exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess. Additionally, each reporting period, we assess whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, we will amortize the intangible asset over its remaining useful life.

Deferred Offering Costs

Direct incremental costs associated with the offering are deferred until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, We use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management believes that no impairment existed at July 31, 2007.

Revenue Recognition

We recognize revenues from the sale of wind turbines on a completed contract basis, which approximates the percentage-of-completion method. After the delivery of components and spares on customer's sites, it takes about two months to install and commission the wind turbines under an average contract. Under the completed contract method, the revenue and costs related thereto are deferred until such time as the project is completed, the customer takes ownership and assumes risks of loss, collection is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

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

Certain research and development costs incurred for the year ended July 31, 2005 were included in the cost of sales category in the accompanying consolidated statement of operations and comprehensive loss for the period from July 29, 2002 (date of inception) through to July 31, 2007 since we were unable to separate the actual cost of sales from the research and development component.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Foreign Currency Translation

Our functional currency is the Canadian dollar. In accordance with the provision of SFAS No. 52, "Foreign Currency Translation", we translate our balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translate our revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or loss, a component of stockholders' equity or deficit. Gains or losses resulting from foreign currency transactions are included in earnings.

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

Financial Instruments

Unless otherwise noted, it is management's opinion that we are not exposed to significant interest, currency or credit risk arising from the financial instruments. The fair value of the financial instruments approximates their carrying value, unless otherwise noted.

Foreign Currency Risk

We are exposed for foreign currency risk because we purchase certain components and spares used in the wind turbines in euros, while the contract revenues are denominated either in U.S. dollars or Canadian dollars.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.

Recent Accounting Procurements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest only strips and principal only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. We do not anticipate that the adoption of this statement will have a material effect on our financial condition or operations.

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

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently reviewing the effect, if any, FIN 48 will have on our financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB No. 108"). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. We are required to and initially applied SAB No. 108 in connection with the preparation of its annual financial statements for the year ended July 31, 2007. We have determined that the application of SAB No. 108 did not have a material effect on our financial position and results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” ("SFAS No. 158") which is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. The application of this standard did not have a material effect on our financial position or results of operations.

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

In April 2007, the FASB issued FASB Staff Position (“FSP”), FASB Interpretation (“FIN”) No. 39-1, “Amendment to FASB Inerpreation No. 39” (“FSP FIN 39-1”), which is “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”). FSP FIN 39 1 replaces the terms “conditional contract” and “exchange contracts” in FIN 39 with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”). FSP FIN 39 1 also amends FIN 39 to allow for the offsetting of fair value amounts recognized for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39 1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The implementation of FSP FIN 39 1 is not expected to have a material impact on our results of operations and financial condition.

On May 2, 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon initial adoption of FIN 48. We are currently reviewing the effect, if any, FSP FIN 48 1 will have on our financial position and results of operations.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following consolidated financial statements are filed as part of this annual report:

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2007 AND 2006

(EXPRESSED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Americas Wind Energy Corporation
(Formerly Northwest Passage Ventures Ltd.)

          We have audited the accompanying consolidated balance sheets of Americas Wind Energy Corporation (A Development Stage Company) and subsidiaries (the "Company") as of July 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended July 31, 2007 and 2006 and the period from July 29, 2002 (date of inception) through to July 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americas Wind Energy Corporation and subsidiaries as of July 31, 2007 and 2006, and the results of their operations and their cash flows for the years ended July 31, 2007 and 2006, and the period from July 29, 2002 (date of inception) through to July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

          The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company is in the development stage, has an accumulated deficit during the development stage, and has insufficient working capital to meet its planned business operations. These and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"SF PARTNERSHIP, LLP"

Toronto, Canada	CHARTERED ACCOUNTANTS
October 18, 2007

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

	2007	2006

ASSETS
Current Assets
Cash	$674,556	$45,984
Cash held in trust	3,122	76,411
Accounts receivable - trade (note 3)	468,995	-
Other receivables	39,537	10,245
Costs on uncompleted contracts in excess of related billings
(note 4)	157,928	40,506
Prepaid expenses	-	4,419
Total Current Assets	1,344,138	177,565
Investment in Emergya Wind Technologies B.V. Inc. (note 5)	-	798,257
Equipment, Net (note 6)	111,690	131,268
Accounts Receivable, Noncurrent (note 3)	46,870	-
Intangible Asset (note 7)	2,043,007	1,925,971
Deferred Offering Costs	-	16,668
Total Assets	$3,545,705	$3,049,729
LIABILITIES
Current Liabilities
Accounts payable	$147,932	$203,077
Accrued liabilities	122,093	30,930
Due to stockholders (note 8)	317,062	214,475
Billings on uncompleted contracts in excess of related costs (note 4)	1,055,644	291,929
Due to investors (note 10)	-	1,321,677
Due to Digital Predictive Systems Inc. (note 11)	-	1,698,362
Total Current Liabilities	1,642,731	3,760,450
Total Liabilities	1,642,731	3,760,450

Commitments and Contingencies (note 16)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Class "A" special voting shares, no par value; 30,000,000
shares authorized, 25,000,000 issued and outstanding,
however deemed to be cancelled {note 12(g)}	-	-
Common stock, $0.0001 par value per share; 100,000,000
shares authorized; 27,503,894 shares (2006 - 57,545,143
shares) issued and outstanding; 25,000,000 shares
deemed issued and outstanding {note 12(g)}	5,250	5,754
Additional Paid-In Capital (note 12)	2,386,602	(5,664)
Accumulated Other Comprehensive Loss	(121,168)	(98,857)
Accumulated Deficit During the Development Stage	(367,710)	(611,954)
Total Stockholders' Equity (Deficit)	1,902,974	(710,721)
Total Liabilities and Stockholders' Equity (Deficit)	$3,545,705	$3,049,729

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended July 31, 2007 and 2006, and Cumulative
from Inception (July 29, 2002) through to July 31, 2007
(Expressed in U.S. Dollars)

			Cumulative from
			Inception
			(July 29, 2002)
	Year Ended	Year Ended	Through to
	July 31,	July 31,	July 31,
	2007	2006	2007

Sales	$950,853	$-	$1,591,693

Cost of Sales	984,659	-	1,876,634

Gross Loss	(33,806)	-	(284,941)

Expenses
General and administrative	802,179	197,354	1,291,342
License fee (note 16)	27,711	-	27,711
Royalty fee (note 16)	25,755	-	25,755
Foreign exchange gain	(91,171)	(56,502)	(253,550)
Depreciation	26,105	18,080	49,070

Total Expenses	790,579	158,932	1,140,328

Loss from Operations	(824,385)	(158,932)	(1,425,269)

Other Income (Expense)
Gain on sale of investment in
Emergya Wind Technologies
B.V. Inc. (note 5)	1,129,247	-	1,129,247
Gain on settlement of debt (note 9)	-	311,205	311,205
Other income	14,789	2,498	80,901
Interest expense	(132,110)	(177,490)	(520,497)

Total Other Income	1,011,926	136,213	1,000,856

Income (Loss) Before Income Taxes	187,541	(22,719)	(424,413)

Benefit from income taxes (note 14)	56,703	-	56,703

Net Income (Loss)	244,244	(22,719)	(367,710)

Foreign currency translation adjustment	(22,311)	(52,444)	(121,168)

Comprehensive Income (Loss)	$221,933	$(75,163)	$(488,878)

Earnings (Loss) Per Share (note 15)
Basic	$-	$-

Diluted	$-	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through to July 31, 2007
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Share	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance - July 29, 2002 (date
of inception)	-	$-	57,545,143	$5,754	$(5,754)	$-	$-	$-

Stock issued at inception for cash	-	-	-	-	64	-	-	64
Foreign currency translation
adjustment	-	-	-	-	-	(1,243)	-	(1,243)
Net loss for the period	-	-	-	-	-	-	(19,423)	(19,423)

Balance - July 31, 2003	-	-	57,545,143	5,754	(5,690)	(1,243)	(19,423)	(20,602)

Foreign currency translation
adjustment	-	-	-	-	-	40,306	-	40,306
Net loss for the year	-	-	-	-	-	-	(431,939)	(431,939)

Balance - July 31, 2004	-	-	57,545,143	5,754	(5,690)	39,063	(451,362)	(412,235)

Stock issued for cash	-	-	-	-	1	-	-	1
Foreign currency translation
adjustment	-	-	-	-	-	20,401	-	20,401
Net loss for the year, as previously
reported	-	-	-	-	-	-	(243,750)	(243,750)
Reclassification adjustment (note
18)	-	-	-	-	-	(105,877)	105,877	-

Balance - July 31, 2005	-	$-	57,545,143	$5,754	$(5,689)	$(46,413)	$(589,235)	$(635,583)

(The accompanying notes are an integral part of these consolidated financial statements. )

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Equity (Deficit) (cont'd)
For the Periods from Inception (July 29, 2002) Through to July 31, 2007
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Share	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance - July 31, 2005, as carried
forward	-	$-	57,545,143	$5,754	$(5,689)	$(46,413)	$(589,235)	$(635,583)

Stock issued for cash	-	-	-	-	25	-	-	25
Foreign currency translation
adjustment	-	-	-	-	-	(52,444)	-	(52,444)
Net loss for the year	-	-	-	-	-	-	(22,719)	(22,719)

Balance - July 31, 2006	-	-	57,545,143	5,754	(5,664)	(98,857)	(611,954)	(710,721)

Cancellation of shares as part of the
share exchange	-	-	(37,541,249)	(3,754)	3,754	-	-	-
Share exchange transaction on
August 11, 2006 - issuance of
30,000,000 Class A special
voting shares in exchange for
130,000 shares of Priveco	30,000,000	-	-	-	4,262	-	-	4,262
Exchangeable shares presented as
having been converted (note 12)	(25,000,000)	-	25,000,000	2,500	(2,500)	-	-	-
Class A special voting shares
converted (note 12)	(5,000,000)	-	5,000,000	500	(500)	-	-	-
Issuance of shares in relation to
private placement for cash	-	-	2,500,000	250	2,147,106	-	-	2,147,356
Issuance of stock purchase
warrants	-	-	-	-	402,644	-	-	402,644
Issuance of compensation options	-	-	-	-	40,275	-	-	40,275
Share issuance costs	-	-	-	-	(202,775)	-	-	(202,775)
Foreign currency translation
adjustment	-	-	-	-	-	(22,311)	-	(22,311)
Net income for the year	-	-	-	-	-	-	244,244	244,244

Balance - July 31, 2007	-	$-	52,503,894	$5,250	$2,386,602	$(121,168)	$(367,710)	$1,902,974

(The accompanying notes are an integral part of these consolidated financial statements. )

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2007 and 2006 and Cumulative from
Inception (July 29, 2002) Through to July 31, 2007
(Expressed in U.S. Dollars)

			Cumulative from
			Inception
	Year Ended	Year Ended	(July 29, 2002)
	July 31,	July 31,	Through to
	2007	2006	July 31, 2007
Cash Flows from Operating Activities
Net income (loss)	$244,244	$(22,719)	$(367,710)
Adjustments for non-cash items:
Depreciation	26,105	18,080	49,070
Gain on sale of investment in Emergya Wind
Technologies B.V. Inc.	(1,129,247)	-	(1,129,247)
Gain on settlement of debt	-	(311,205)	(311,205)
Changes in non-cash working capital, net of effects
from acquisition:
Cash held in trust	73,289	(76,411)	(3,122)
Accounts receivable - trade	(515,865)	-	(515,865)
Other receivables	(23,590)	9,806	(33,835)
Costs on uncompleted contract in excess of related billings	(117,422)	(40,506)	(157,928)
Prepaid expenses	4,419	(4,419)	-
Accounts payable	(56,816)	87,300	146,261
Accrued liabilities	91,163	-	122,093
Billings on uncompleted contract in excess of related costs	763,715	291,929	1,055,644

Net Cash (Used in) Operating Activities	(640,005)	(48,145)	(1,145,844)

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind
Technologies B.V. Inc.	1,931,479	-	1,931,479
Acquisition of equipment	-	(141,869)	(160,760)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(798,257)

Net Cash Provided by (Used in) Investing Activities	1,931,479	(141,869)	972,462

Cash Flows from Financing Activities
Due to stockholders	102,587	105,783	317,062
Addition to deferred offering costs	-	(16,668)	-
Repayments to Emergya Wind Technologies B.V. Inc.	-	(1,222,003)	(1,731,802)
Advances from Digital Predictive Systems Inc.	-	276,810	1,713,046
Repayment to Digital Predictive Systems Inc.	(1,698,362)	-	(1,713,046)
Decrease in advances from investors	(1,321,677)	-	(1,319,738)
Increase in advances from investors	-	1,321,677	1,319,738
Cash from subsidiary acquired	231	-	231
Proceeds from issuance of common stock	2,550,000	25	2,550,090
Stock issuance costs	(145,832)	-	(162,500)

Net Cash (Used in) Provided by Financing Activities	(513,053)	465,624	973,081

Effect of Exchange Rate Change on Cash	(149,849)	(264,805)	(125,143)

Increase in Cash	628,572	10,805	674,556
Cash - Beginning of Period	45,984	35,179	-

Cash - End of Period	$674,556	$45,984	$674,556

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

1.	Organization, Development Stage Activities, Reverse Merger Transaction, and Going Concern

Americas Wind Energy Corporation (formerly Northwest Passage Ventures Ltd.) (the "Company") was incorporated under the laws of the State of Nevada on August 22, 2003. Following the reverse merger transaction mentioned in the succeeding paragraphs, the Company changed its ordinary course of business from that of establishing marine adventure tourism business to that of manufacturing and distributing wind power turbines to wind farm developers throughout the Americas through its operating subsidiary, which has been involved in the wind turbines business since July 29, 2002.

Development Stage Activities

The Company's business activity is the manufacturing and distribution of wind power turbines to wind farm developers in the Americas. The Company has researched and developed wind turbines to be efficient in the North American market. The Company has also commenced discussions with strategic market partners to seek equity financing through a private placement of common stock.

Reverse Merger Transaction

On August 11, 2006, the Company entered into a share exchange agreement with 6544797 Canada Ltd. (the "Purchaser"), a Canadian corporation and wholly owned subsidiary of the Company, Americas Wind Energy Inc., a private Ontario corporation ("Priveco"), and the former stockholders of Priveco. The closing of the share exchange agreement and the acquisition of all of the issued and outstanding common stock of Priveco occurred on August 11, 2006.

In accordance with the closing of the share exchange agreement, the Company:

a)

caused the Purchaser to issue 30,000,000 class A preferred shares in the capital of the Purchaser, which included the right to be converted to 30,000,000 common shares in the capital of the Company; and

	b)	issued 30,000,000 class A special voting shares in the capital of the Company,

in exchange for all of the 130,000 issued and outstanding common shares of Priveco.

Upon exchange of any of the 30,000,000 class A preferred stock of the Purchaser into common shares of the Company, the 30,000,000 class A special voting shares are to be cancelled and would not be reissued by the Company.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

1.	Organization, Development Stage Activities, Reverse Merger Transaction, and Going Concern (cont'd)

Reverse Merger Transaction (cont'd)

Immediately prior to the share exchange, the Company had 57,545,143 common shares outstanding. As of August 11, 2006, following the cancellation of 37,541,249 common shares held by a former stockholder and officer of the Company, and the issuance of 2,500,000 common shares, which were issued pursuant to a private placement of 2,500,000 units in connection with the share exchange agreement, the Company had 22,503,894 common shares and 30,000,000 class A special voting shares issued and outstanding. The cancellation of stock, the issuance of the 2,500,000 common shares pursuant to the private placement of units and the creation and issuance of the class A special voting shares were conditions to closing of the share exchange agreement. Accordingly, the tendered 37,541,249 common shares of the Company for cancellation were without consideration. The Company issued 2,500,000 common shares pursuant to a private placement of units and the Company amended its Articles of Incorporation to create the 30,000,000 class A special voting shares and issued said class A special voting shares to the former stockholders of Priveco. Each class A special voting share entitles the holder thereof to receive notice of, and vote at, all general meetings of the Company's stockholders. As of the closing date of the share exchange agreement, the former stockholders of Priveco held 30,000,000 class A special voting shares, representing approximately 60% of the issued and outstanding voting securities of the Company.

Effective October 16, 2006, the Company changed its name from "Northwest Passage Ventures Ltd." to "Americas Wind Energy Corporation," pursuant to the approval of the board of directors and the holders of a majority of its voting stock.

The aforementioned transaction represents a merger of a private operating company into a non-operating public shell corporation, with nominal net assets, that resulted in the stockholders and management of the private company having actual or effective operating control of the combined company after the transaction. The stockholders of the former public shell are passive investors. The transaction was therefore accounted for as a recapitalization. Under this basis of accounting, the combined entity will be considered to be a continuation of the Priveco. Comparative consolidated statements of operations and comprehensive loss, cash flows, and stockholders' deficit for the year ended July 31, 2006, and for the period from July 29, 2002 (date of inception) through to July 31, 2006 are those of Priveco.

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of July 31, 2007, the Company had a negative working capital of $298,593 (2006 - $3,582,885) and an accumulated deficit during the development stage of $367,710 (2006 - $611,954).

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

1.	Operations, Development Stage Activities, and Going Concern (cont'd)

Going Concern Assumption (cont'd)

The Company's continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short term; raising additional long-term equity or debt financing either from its own resources or from third parties; and the commercialization of one or more of the Company's research projects and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States, and their basis of application is consistent with that of the previous year. Set forth below are the Company's significant accounting policies:

	a)	Basis of Presentation

The consolidated financial statements include the accounts of Americas Wind Energy Corporation, and 6544797 Canada Ltd. and its wholly owned legal subsidiary, Priveco. All significant intercompany balances and transactions are eliminated on consolidation. For financial reporting purposes, Priveco is the accounting parent company.

	b)	Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Computer equipment	30%	Declining balance
Computer software	100%	Declining balance
Manufacturing equipment	20%	Declining balance

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies

	c)	Investments

For investments in which the Company owns less than 20% of the voting shares and does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, the Company does not record its share in the earnings and losses of the company in which it has investments.

	d)	Intangible Asset

Intangible asset represents an acquired license right. The Company determined that the asset meets the indefinite life criteria outlined in Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Accordingly, the Company does not amortize this intangible asset, but instead reviews this asset at least annually for impairment. If the carrying amount of this intangible asset exceeds the fair value, an impairment loss would be recorded in an amount equal to that excess. Additionally, each reporting period, the Company assesses whether events or circumstances have occurred which indicate that the indefinite life criteria are no longer met. If the indefinite life criteria are no longer met, the Company will amortize the intangible asset over its remaining useful life.

	e)	Deferred Offering Costs

Direct incremental costs associated with the offering are deferred until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

	f)	Impairment of Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management believes that no impairment existed at July 31, 2007.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	g)	Revenue Recognition

The Company recognizes revenues from the sale of wind turbines on a completed contract basis, which approximates the percentage-of-completion method. After the delivery of components and spares on customer's sites, it takes about two months to install and commission the wind turbines under an average contract. Under the completed contract method, the revenue and costs related thereto are deferred until such time as the project is completed, the customer takes ownership and assumes risks of loss, collection is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

The amount of any excess accumulated costs over related billings will be described as "Costs of uncompleted contracts in excess of related billings" and will be a current asset. The amount of any excess accumulated billings over related costs will be described as "Billings on uncompleted contracts in excess of related costs" and will be a current liability.

	h)	Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of consulting fees and materials.

Costs incurred in obtaining license rights to technology in the research and development stage, and that have no alternative future uses are expensed as incurred.

Certain research and development costs incurred for the year ended July 31, 2005 were included in the cost of sales category in the accompanying consolidated statement of operations and comprehensive loss for the period from July 29, 2002 (date of inception) through to July 31, 2007 since the Company was unable to separate the actual cost of sales from the research and development component.

	i)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	j)	Foreign Currency Translation

In accordance with the provision of SFAS No. 52, "Foreign Currency Translation", the Company, whose functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or loss, a component of stockholders' equity or deficit. Gains or losses resulting from foreign currency transactions are included in earnings.

	k)	Comprehensive Income or Loss

The Company applies the provisions of SFAS No. 130 “Reporting Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income (loss).

	l)	Earnings or Loss Per Share

The Company accounts for earnings or loss per share pursuant to SFAS No. 128, "Earnings per Share", which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.

	m)	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from the financial instruments. The fair value of the financial instruments approximates their carrying value, unless otherwise noted.

Foreign Currency Risk

The Company is exposed for foreign currency risk because the Company purchases certain components and spares used in the wind turbines in euros, while the contract revenues are denominated either in U.S. dollars or Canadian dollars.

Concentration of Credit Risk

At July 31, 2007, 83% (2006 - nil%) of accounts receivable - trade relates to one customer.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	n)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.

	o)	Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). This statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate that the adoption of this statement will have a material effect on its financial condition or operations.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	o)	Recent Accounting Pronouncements (cont'd)

In July 2006, FASB issued Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” ("SAB No. 108"). SAB No. 108 was issued to provide consistency in how registrants quantify financial statement misstatements. The Company is required to and initially applied SAB No. 108 in connection with the preparation of its annual financial statements for the year ended July 31, 2007. The Company determined that the application of SAB No. 108 did not have a material effect on its financial position and results of operations.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	o)	Recent Accounting Pronouncements (cont'd)

In September 2006, the FASB issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R)” ("SFAS No. 158") which is effective for fiscal years ending after December 15, 2006. SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The funded status of a benefit plan is defined as the difference between the fair value of the plan assets and the plans benefit obligation. For a pension plan the benefit obligation is the projected benefit obligation and for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. SFAS No. 158 requires an employer to recognize as a component of other comprehensive income, net of tax, the gains and losses and prior service costs or credits that arise during the period but that are not recognized as components of net periodic benefit costs pursuant to SFAS No. 87, “Employers’ Accounting for Pensions”. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end. Additional footnote disclosure is also required about certain effects on net periodic benefit cost for the next year that arise from the delayed recognition of gains or losses, prior service costs or credits, and transition asset or obligation. The application of this standard did not have a material effect on the Company's financial position and results of operations.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	o)	Recent Accounting Pronouncements (cont'd)

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

In April 2007, the FASB issued FASB Staff Position (“FSP”), FASB Interpretation No. ("FIN") 39-1, "Amendment to FASB Interpretation No. 39", ("FSP FIN 39-1") which is “Offsetting of Amounts Related to Certain Contracts” (“FIN 39”). FSP FIN 39-1 replaces the terms “conditional contract” and “exchange contracts” in FIN 39 with the term “derivative instruments” as defined in SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”). FSP FIN 39-1 also amends FIN 39 to allow for the offsetting of fair value amounts recognized for the right to reclaim cash collateral (a receivable), or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early application permitted. The implementation of FSP FIN 39-1 is not expected to have a material impact on the Company's results of operations and financial condition.

On May 2, 2007, the FASB issued FSP FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48”. FSP FIN 48-1 amends FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon initial adoption of FIN 48. The Company is currently reviewing the effect, if any, FSP FIN 48-1 will have on its financial position and results of operations.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

3.	Accounts Receivable - Trade

	2007	2006

Accounts receivable - trade	$468,995	$-
Accounts receivable - holdback	46,870	-

	515,865	-
Less: noncurrent portion	46,870	-

Current portion	$468,995	$-

Accounts receivable - holdback represents an amount specified under certain contracts that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved.

4.	Costs and Billings on Uncompleted Contracts

	2007	2006

Costs incurred on uncompleted contracts	$1,989,780	$781,730
Billings to date	(2,887,496)	(1,033,153)

	$(897,716)	$(251,423)

Billings on uncompleted contracts in excess of costs are presented in the consolidated balance sheets under the following captions:

	2007	2006

Costs on uncompleted contracts in excess of related billings	$157,928	$40,506
Billings on uncompleted contracts in excess of related costs	(1,055,644)	(291,929)

	$(897,716)	$(251,423)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

5.	Investment in Emergya Wind Technologies B.V. Inc.

As of July 31, 2006, the investment in Emergya Wind Technologies B.V. Inc. ("EWT") had a carrying value of $798,257, representing 923 common shares and a 16.72% ownership interest.

On April 20, 2007, the Company sold all its shares in EWT for $1,931,479 ($2,174,844 CAD) to another stockholder of EWT, yielding a gain of $1,129,247 ($1,271,532 CAD).

6.	Equipment, Net

Equipment comprises the following:

		2007		2006
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Computer equipment	$14,424	$(10,026)	$13,597	$(7,933)
Computer software	4,940	(4,159)	4,657	(2,329)
Manufacturing equipment	145,298	(38,787)	136,974	(13,698)

Total	$164,662	$(52,972)	$155,228	$(23,960)

Net carrying amount		$111,690		$131,268

7.	Intangible Asset

On April 23, 2004, the Company entered into a license agreement with EWT to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was acquired for 1,350,000 euros as described in note 9.

8.	Due to Stockholders

The amounts due to stockholders are unsecured and have no fixed terms of repayment. Of the total amount, $301,596 (inclusive of accrued interest) bears interest at 10% per annum and the remainder bears no interest.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

9.	Due to Emergya Wind Technologies B.V. Inc.

On April 23, 2004, the Company entered into an agreement relating to the intangible asset described in note 7. The amount due was denominated in euros, is unsecured and does not bear any interest. Based on addendum no. 1 to the agreement dated December 20, 2005, the Company is required to make payments of 150,000 euros on or before March 27, 2006, 703,000 euros on or before June 30, 2006 and 350,000 euros after the start of a certain project in Quebec or by November 30, 2006, whichever comes first.

The Company renegotiated the amount due and settled for a final payment on June 30, 2006, resulting in the recognition of a gain of $311,205 (or 248,942 euros).

10.	Due to Investors

At July 31, 2006, the Company had outstanding short-term loan balances amounting to $1,321,677, representing a portion of the cash received from certain investors before the closing date of the private placement issue by the Company as mentioned in note 12(f). The balance includes the following:

	a)	$250,000 short-term loan granted on March 14, 2006 which had a maturity date of March 17, 2007, and carried annual interest at 7%, compounded annually, payable at the maturity date, and

	b)	$1,065,975 (or 850,000 euros) short-tem loan granted on June 28, 2006 which had no fixed terms of repayment and did not bear interest.

On August 11, 2006, the short-term loans were converted to equity in the Company in accordance with the private placement offering as disclosed in note 12(f).

11.	Due to Digital Predictive Systems Inc.

The amount due to Digital Predictive Systems Inc., a stockholder, had a three-year term maturing originally on October 12, 2006 that was extended to April 30, 2007. The loan carried interest at 10% per annum and was secured by a general security agreement over the Company's assets and all license agreement rights. As of July 31, 2007, the loan was repaid in full (2006 - $1,698,362).

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

12.	Capital Stock

	a)	On October 14, 2005, the Company completed a forward stock split of 3.195 common shares for each outstanding common share as part of the return and cancellation of 39,138,752 post-split shares.

	b)	On April 4, 2006, the Company's Board of Directors approved the creation of 30,000,000 class A special voting shares. The Articles of Incorporation were amended on July 19, 2006.

	c)	Prior to the share exchange on August 11, 2006, the Company had 57,545,143 shares after giving retroactive effect to the abovementioned forward stock split.

	d)	On August 11, 2006, the Company cancelled 37,541,249 common shares owned by former stockholder and officer of the Company.

	e)	On August 11, 2006, the Company issued 30,000,000 class A special voting shares to the former stockholders of Priveco.

f)

On August 11, 2006, the Company completed a private placement of 2,500,000 units (the "Unit"). Each Unit consists of one common share in the capital of the Company and one stock purchase warrant (the “Warrant”), at a price of $1 per Unit for gross proceeds of $2,500,000, plus $50,000 cash, before share issuance costs of $202,775. Each Warrant will entitle the holder to purchase one common share at an exercise price of $1.50 per share for a period of two years from the closing of the private placement.

The Company also issued 250,000 compensation options valued at $40,275 to the agent in the private placement. Each option entitled the holder to purchase one common share at an exercise price of $1.50 per share for a period of 30 months from the closing of the private placement.

g)

For financial statement presentation purposes only, the 25,000,000 class A preferred shares of the Purchaser were presented as having been converted into 25,000,000 common shares of the Company and the 25,000,000 class A special voting shares of the Company were presented as having been cancelled to more accurately reflect the substance of the reverse merger transaction.

On various dates during the year ended July 31, 2007, the Company converted a total of 5,000,000 class A special voting shares to common shares.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

12.	Capital Stock (cont'd)

Summary of class A special voting shares issued and outstanding is as follows:

	2007	2006

Issued as part of the share exchange
agreement	30,000,000	-

Outstanding presented as having been
converted to common shares	(25,000,000)	-
Converted	(5,000,000)	-

	(30,000,000)	-

Balance, end of year	-	-

13.	Related Party Transactions and Balances

The Company owed or paid the following amounts to related parties:

		2007	2006
a)	Consulting fees
	Stockholders	$239,787	$145,022
	Company owned by Digital Predictive
	Systems Inc., a stockholder of the
	Company	$-	$5,305

b)	Interest expense
	Digital Predictive Systems Inc., a stockholder
	of the Company	$102,234	$157,313
	Stockholder	$23,738	$14,654

c)	Purchases of components
	Digital Predictive Systems Inc., a stockholder
	of the Company	$-	$185,825

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

13.	Related Party Transactions and Balances (cont'd)

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

The outstanding balances from the above-mentioned transactions are as follows:

	2007	2006
Accounts payable	$6,146	$5,794
Accrued liabilities	$-	$20,000

14.	Income Taxes

The Company's current income taxes are as follows:

	2007	2006

Expected income tax (expense) recovery at the
statutory rate of 35% (2006 - 35%)	$(65,639)	$7,952
Nontaxable portion of gain on sale of investment in
Emergya Wind Technologies B.V. Inc.	197,618	-
Other permanent differences	(848)	(134)
Investment tax credit refund	56,703	-
Valuation allowance	(131,131)	(7,818)

Benefit from income taxes	$56,703	$-

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

14.	Income Taxes (cont'd)

The components of deferred tax assets (liability) are as follows:

	2007	2006

Net operating loss carryforwards	$359,109	$180,374
Accounts receivable - holdback	(16,404)	-
Accrued warranty	5,969	-
Valuation allowance	(348,674)	(180,374)

Net	$-	$-

Investment tax credit refund represents a refund received under the Scientific Research and Experimental Development program of the Canadian government for qualifying research and development spending for the year ended July 31, 2004.

The Company has net operating loss carryforwards available to be applied against future years' income. Due to the losses from operations and expected future operating results, it is more likely than not that the deferred tax asset resulting from the tax losses available for carry forward will not be realized through the reduction of future income tax payments, accordingly, a 100% valuation allowance has been recorded for deferred tax assets and current income taxes.

As of July 31, 2007, the Company had $978,635 of Federal, provincial and state net operating loss carryforwards (including losses of $238,206 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	357,090

$978,635

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

15.	Earnings (Loss) Per Share

The following table identifies the components of basic and diluted earnings (loss) per share:

	2007	2006

Basic earnings (loss) per share:
Basic net earnings (loss)	$244,244	$(22,719)

Weighted number of average shares outstanding
during the year - basic	52,905,822	57,545,143

Basic earnings (loss) per share	$-	$-

Diluted earnings (loss) per share:
Diluted net earnings (loss)	$244,244	$(22,719)

Weighted number of average shares outstanding
during the year - basic	52,905,822	57,545,143
Dilutive effect of warrants and compensation
options	250,000	-

Weighted number of average shares outstanding
during the year - diluted	53,155,822	57,545,143

Diluted earnings (loss) per share	$-	$-

16.	Commitments and Contingencies

The Company is committed under a license agreement to pay to EWT a royalty of 3% of related sales and 40% of any royalties received by the Company from its sub-licensees.

On May 11, 2005, the Company entered into a license agreement with GE Power Technology LLC ("GEPT") to obtain certain licenses under GEPT's patents. The Company has agreed under this license agreement to pay GEPT a royalty equal to $32,500 per one megawatt of capacity for each sale of a wind turbine.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2007 and 2006
(Expressed in U.S. Dollars)

17.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			Through to
	2007	2006	July 31, 2007

Investment in EWT	$-	$-	$798,257
Advances to EWT	$-	$-	$(798,257)
Purchase of intangible asset	$-	$-	$2,043,007
Due to EWT	$-	$-	$(2,043,007)

Acquisition of subsidiary, net of cash
acquired, through share exchange	$4,031	$-	$4,031
Issuance of compensation options as
commission for the private placement	$40,275	$-	$40,275

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			Through to
	2007	2006	July 31, 2007

Income taxes	$-	$-	$-

Interest	$460,747	$76,292	$537,039

18.	Comparative Figures and Correction of an Error

Certain figures for the prior year have been reclassified to conform with the current year's consolidated financial statement presentation.

The reclassification adjustment of $105,877 in the consolidated statement of stockholders' (deficit) for the year ended July 31, 2005 represents foreign exchange gain which was erroneously deferred as part of other comprehensive loss. The amount should have been credited to income for the year ended July 31, 2005.

Item 8.        Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On November 29, 2006, our board of directors approved the dismissal of Madsen and Associates CPA’s Inc. as our independent accountants and the appointment of SF Partnership LLP, an independent registered firm of Certified Public Accountants, as our independent accountants to audit our financial statements.

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

Item 8A.      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this annual report, being July 31, 2007. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president. Based upon that evaluation, our company's president concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers, Promoters and Control Persons

As at October 22, 2007, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Harold C.F. Dickout	President, Chief Executive Officer, Chairman and Director	72	August 21, 2006
Frank D. Pickersgill	Secretary and Director	67	August 21, 2006
Shashi Dewan	Director	65	August 21, 2006

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Harold Dickout, Director, President, Chief Executive Officer and Chairman

Mr. Dickout was the Chief Executive Officer of SRE Controls, whose business included the design, manufacture, marketing and sale of drive controls for electronic vehicles. Prior to this, Mr. Dickout was the Chairman, President and Chief Executive Officer of Square D Canada, a major manufacturer of electrical distribution and control equipment. Prior to that, Mr. Dickout was Vice President, Power Systems Division, General Electric Canada. From 2002 to the present, Mr. Dickout has been the Chief Executive Officer of Americas Wind Energy Inc., which he co-founded with Mr. Pickersgill. Americas Wind Energy Inc. is in the business of supplying wind turbines to the wind power industry throughout North America and owns the rights to Lagerwey wind turbine technology for the Americas.

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

Shashi Dewan, Director

Dr. Dewan obtained his Ph.D. in Electrical Engineering from the University of Toronto in 1966. Dr. Dewan has coauthored three major books on power electronics and related applications. He has over three hundred publications and twenty-five patents. He was awarded the Newell Power Electronics award in 1977 and the Killam Fellowship in 1980. Dr. Dewan founded Inverpower Controls, a company which he took public on the Toronto Stock Exchange in 1994. Presently, Dr. Dewan has been the President of Digital Predictive Systems Inc., whose business includes the sale of power electronic systems and investments in the development of virtual prototyping of power electronic systems, wind power converters and precision magnet power supplies for high energy physics.

Family Relationships

There are no family relationships between any director or executive officer.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4. being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended July 31, 2007. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B.

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

Code of Ethics

Effective July 22, 2004, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president (being our principal executive officer and principal financial officer), contractors, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended July 31, 2007, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Harold C.F. Dickout	1(1)	1	N/A
Frank Pickersgill	2(1)(2)	2	N/A
Shashi Dewan	1(1)	1	N/A

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

(2)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

Item 10.      Executive Compensation.

The particulars of compensation paid to the following persons:

  our principal executive officer;

  each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended July 31, 2007 who had total compensation exceeding $100,000; and

  up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended July, 31, 2007, 2006 and 2005, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Harold C.F. Dickout(1) President, Chief Executive Office and, Chairman	2007 2006 2005	150,000 N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	150,000 N/A N/A
Axel Roehlig(2) Former Director, President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer	2007 2006 2005	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)	Harold C.F. Dickout was appointed as our President, Chief Executive Officer and Chairman on August 21, 2006.

(2)

Axel Roehlig was appointed as our President, Chief Executive Officer and Chief Financial Officer in August 2003 and was appointed our Secretary and Treasurer in July 2005. Mr. Roehlig resigned as our President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer on August 21, 2006.

Employment/Consulting Agreements

We have not entered into any employment agreement or consulting agreements with our directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. .

Stock Option Plan

Currently, there are no stock option plans in favour of any officers, directors, consultants or employees of our company.

Stock Options/SAR Grants

There were no grants of stock options or stock appreciation rights to an y officers, directors, consultants or employees of our company during the fiscal year ended July 31, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Values

There were no stock options outstanding as at July 31, 2007.

Directors Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. Except as otherwise disclosed below, we did not pay any other director’s fees or other cash compensation for services rendered as a director for the fiscal year ended July 31, 2007:

We pay Mr. Dickout a salary of $150,000 per year for his services as a director of our company.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Report on Executive Compensation

Our compensation program for our executive officers is administered and reviewed by our board of directors. Historically, executive compensation consists of a combination of base salary and bonuses. Individual compensation levels are designed to reflect individual responsibilities, performance and experience, as well as the performance of our company. The determination of discretionary bonuses is based on various factors, including implementation of our business plan, acquisition of assets, development of corporate opportunities and completion of financing.

Item 11.      Security Ownership of Certain Beneficial Owners and Management.

As of October 22, 2007, there were 28,703,894 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of October 10, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percentage of Class
Harold C.F. Dickout c/o 24 Palace Arch Drive Toronto, Ontario M9A 2S1	19,107,692 common(2)	40.82%
Frank Pickersgill c/o 24 Palace Arch Drive Toronto, Ontario M9A 2S1	5,051,923 common(3)	15.90%
Digital Predictive Systems Inc. c/o 24 Palace Arch Drive Toronto, Ontario M9A 2S1	2,769,231 common(4)	9.09%
Roche Capital Group SA Harbour Gates PO Box 561 Providenciales, Turks & Caicos	2,500,000 common	8.71%
Directors and Executive Officers as a Group (3 people)	26,928,846 common(5)	52.13%

(1)

Based on 28,703,894 shares of common stock issued and outstanding as of October 22, 2007. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to option or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for the purposes of computing percentage ownership of the person holding such option or warrants, but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(2)

Includes 18,107,692 shares of common stock issuable to Harold Dickout upon exchange of 18,107,692 class A preference shares in the capital of 6544797 Canada Ltd. and 18,107,692 class A special voting shares in the capital of our company, which class A preference shares in the capital of 6544797 Canada Ltd. and class A special voting shares in the capital of our company were issued to Mr. Dickout in connection with the share exchange contemplated by the share exchange agreement dated August 11, 2006 between our company, 6544797 Canada Ltd., Americas Wind Energy Inc. and the former shareholders of Americas Wind Energy Inc. Mr. Dickout is a director and the President, Chief Executive Officer and Chairman of our company.

(3)

Includes 3,076,923 shares of common stock issuable to Frank Pickersgill upon exchange of 3,076,923 class A preference shares in the capital of 6544797 Canada Ltd. and 3,076,923 class A special voting shares in the capital of our company, which class A preference shares in the capital of 6544797 Canada Ltd. and class A special voting shares in the capital of our company were issued to Mr. Pickersgill in connection with the share exchange contemplated by the share exchange agreement dated August 11, 2006 between our company, 6544797 Canada Ltd., Americas Wind Energy Inc. and the former shareholders of Americas Wind Energy Inc. Mr. Pickersgill is a director and the Secretary of our company.

(4)

Includes 1,769,231 shares of common stock issuable to Digital Predictive Systems Inc., a company controlled by Shashi Dewan, a director of our company, upon exchange of 1,769,231 class A preference shares in the capital of 6544797 Canada Ltd. and 1,769,231 class A special voting shares in the capital of our company, which class A preference shares in the capital of 6544797 Canada Ltd. and class A special voting shares in the capital of our company were issued to Digital Predictive Systems Inc. in connection with the share exchange contemplated by the share exchange agreement dated August 11, 2006 between our company, 6544797 Canada Ltd., Americas Wind Energy Inc. and the former shareholders of Americas Wind Energy Inc.

(5)

Includes 18,107,692 shares of common stock issuable to Mr. Dickout, 3,076,923 shares of common stock issuable to Mr. Pickersgill and 1,769,231 shares of common stock issuable to Digital Predictive Systems Inc., a company controlled by Mr. Dewan, a director of our company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

Item 12.      Certain Relationships and Related Transactions, and Director Independence.

Except as disclosed herein, there have been no transactions or proposed transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years in which any of our directors, executive officers or beneficial holders of more than 5% of the outstanding shares of our common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest.

Corporate Governance

We currently act with three (3) directors, consisting of Harold C.F. Dickout, Frank Pickersgill and Shashi Dewan.

We have determined that Frank Pickersgill and Shashi Dewan are independent directors, as that term is used in Rule 4200(a)(15) of the NASDAQ manual.

Committees of the Board

All proceedings of the board of directors for the year from inception to July 31, 2007, were conducted by resolutions consented to in writing by the board of directors and filed with the minutes of the proceedings of the directors. Our company currently does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Our company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our president, Harold C.F. Dickout, at the address appearing on the first page of this annual report.

Item 13.      Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1

Share Exchange Agreement dated August 11, 2006, among Northwest Passage Ventures, Ltd., 6544797 Canada Ltd., Americas Wind Energy Inc. and the shareholders of Americas Wind Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB- 2 filed on October 29, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006

(10)	Material Contracts

10.1

Participation and Shareholders Agreement dated July 20, 2005, among Americas Wind Energy Inc., Wind en Water Technologies B.V., DOEN Participaties B.V., Meltech Holding B.V. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8- K filed on September 11, 2006)

10.2	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

16.	Letter on Change in Certifying Accountant

16.1	Letter from Madsen and Associates CPA’s Inc. regarding change in certifying accountant. (incorporated by reference from our Current Repot on Form 8-K filed on December 12, 2006)

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.

Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

*Filed herewith

Item 14.      Principal Accountant Fees and Services

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended July 31, 2007 and June 30, 2006:

Services	2007	2006
Audit fees	$72,017	$3,520
Audit related fees	$2,400	$635
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil
Total fees	$74,417	$4,155

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and related comfort letters and other services that are normally provided by SF Partnership LLP for the fiscal year ended July 31, 2007 and Madsen & Associates CPA’s Inc. for the fiscal year ended June 30, 2006 in connection with statutory and regulatory filings or engagements.

Audit related Fees. There were $2,400audit related fees paid to SF Partnership LLP for the fiscal year ended July 31, 2007 and $635 paid to Madsen & Associates CPA’s Inc. for the fiscal year ended June 30, 2006.

Tax Fees. Tax fees consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions. For the fiscal year ended July 31, 2006, we did not use SF Partnership LLP for non-audit professional services or preparation of corporate tax returns. For the fiscal year ended June 30, 2006, we did not use Madsen & Associates CPA’s Inc. for non-audit professional services or preparation of corporate tax returns.

We do not use SF Partnership LLP, for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage SF Partnership LLP to provide compliance outsourcing services.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before SF Partnership LLP is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee (the functions of which are performed by our entire board of directors); or

  entered into pursuant to pre-approval policies and procedures established by the board of directors, provided the policies and procedures are detailed as to the particular service, the board of directors is informed of each service, and such policies and procedures do not include delegation of the board of directors' responsibilities to management.

Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our sole director either before or after the respective services were rendered.

Our board of directors have considered the nature and amount of fees billed by SF Partnership LLP and believe that the provision of services for activities unrelated to the audit is compatible with maintaining SF Partnership LLP’s independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION

By: /s/ Harold C.F. Dickout
        Harold C.F. Dickout
        President, Chief Executive Officer, Chairman and Director
        Principal Executive Officer, Principal Financial Officer and
        Principal Accounting Officer
        Date: November 8, 2007.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Harold C.F. Dickout
        Harold C.F. Dickout
        President, Chief Executive Officer, Chairman and Director
        Principal Executive Officer, Principal Financial Officer and
        Principal Accounting Officer
        Date: November 8, 2007.

By:  /s/ Frank Picersgill
        Frank Pickersgill
        Secretary and Director
        Date: November 8, 2007

By:  /s/ Shashi Dewan
        Shashi Dewan
        Director
        Date: November 8, 2007