Form 10QSB
period 2007-10-31
AMERICAS WIND ENERGY CORP
filed 2007-12-17
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

27,503,894 outstanding common shares issued and outstanding as at December 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

It is the opinion of management that the consolidated interim financial statements for the quarter ended October 31, 2007 include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

Our consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting policies.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED OCTOBER 31, 2007 AND 2006

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

CONTENTS
Condensed Consolidated Interim Balance Sheet	1
Condensed Consolidated Interim Statement of Operations and Comprehensive Income	2
Condensed Consolidated Interim Statement of Cash Flows	3
Notes to Condensed Consolidated Interim Financial Statements	4 - 12

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Condensed Consolidated Interim Balance Sheet
October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

ASSETS
Current
Cash	$719,136
Cash held in trust	3,350
Accounts receivable (note 3)	89,646
Other receivables	38,237
Costs on uncompleted contracts in excess of related billings (note 4)	376,804
Prepaid expenses	12,984

Total Current Assets	1,240,157
Equipment, Net (note 5)	124,341
Accounts Receivable, Non current (note 3)	52,925
Intangible Asset (note 6)	2,306,937

Total Assets	$3,724,360

LIABILITIES
Current
Accounts payable	$168,382
Accrued liabilities	118,403
Billings on uncompleted contracts in excess of related costs (note 4)	998,458
Due to stockholders (note 7)	358,023

Total Current Liabilities	1,643,266

Total Liabilities	1,643,266
Commitments and Contingencies (note 10)

STOCKHOLDERS' EQUITY
Capital Stock
Class "A" special voting shares, no par value;
30,000,000 shares authorized, 25,000,000 issued and
outstanding, however deemed to be cancelled	-
Common stock, $0.0001 par value per share; 100,000,000
shares authorized; 27,503,894 shares issued and
outstanding; 25,000,000 shares deemed issued and
outstanding	5,250
Additional Paid-in Capital	2,386,602
Accumulated Other Comprehensive Income	117,127
Deficit Accumulated During the Development Stage	(427,885)

Total Stockholders' Equity	2,081,094

Total Liabilities and Stockholders' Equity	$3,724,360

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Condensed Consolidated Interim Statement of Operations and Comprehensive Income
For the Three Month Periods Ended October 31, 2007 and 2006 and the
Period from July 29, 2002 (Date of Inception) through to October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

			Period from
			July 29,
			2002 (Date of
	Three Months	Three Months	Inception)
	Ended	Ended	through to
	October 31,	October 31,	October 31,
	2007	2006	2007

Sales	$-	$-	$1,591,693
Cost of Sales	-	-	1,876,634

Gross Loss	-	-	(284,941)

Expenses
General and administrative	39,561	267,814	1,330,903
License fee	-	-	27,711
Royalty fee	-	-	25,755
Foreign exchange loss (gain)	7,031	15,431	(246,519)
Depreciation	6,230	7,236	55,300

Total Expenses	52,822	290,481	1,193,150

Loss from Operations	(52,822)	(290,481)	(1,478,091)

Other (Expenses) Income
Gain on sale of investment in Emergya
Wind Technologies B.V. Inc.	-	-	1,129,247
Gain on settlement of debt	-	-	311,205
Other income	941	9,710	81,842
Interest expense	(8,294)	(40,113)	(528,791)

Total Other (Expenses) Income	(7,353)	(30,403)	993,503

Loss Before Income Taxes	(60,175)	(320,884)	(484,588)
Provision for income taxes (note 9)	-	-	56,703

Net Loss	(60,175)	(320,884)	(427,885)
Foreign currency translation adjustments	238,295	(7,295)	117,127

Comprehensive Income (Loss)	$178,120	$(328,179)	$(310,758)

Loss per Share - Basic and Diluted	$0.001	$0.006

Weighted Average Number of
Shares Outstanding During the
Periods - Basic and Diluted	52,503,894	53,106,652

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Condensed Consolidated Interim Statement of Cash Flows
For the Three Month Periods Ended October 31, 2007 and 2006 and the
Period from July 29, 2002 (date of inception) through to October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

			Period from
			July 29, 2002
			(Date of Inception)
			through to
	2007	2006	October 31, 2007
Cash Flows from Operating Activities
Net loss	$(60,175)	$(320,884)	$(427,885)
Adjustments for:
Depreciation	6,230	7,236	55,300
Equity of acquired subsidiary	-	4,262	-
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Gain on settlement of debt	-	-	(311,205)
Cash held in trust	(228)	(12,436)	(3,350)
Accounts receivable	379,349	40,558	(136,516)
Other receivables	1,300	(6,837)	(32,535)
Costs on uncompleted contract in excess of related
billings	(218,876)	(156,886)	(376,804)
Prepaid expenses	(12,984)	-	(12,984)
Accounts receivable, non current	(6,055)	-	(6,055)
Accounts payable	20,450	21,176	166,711
Accrued liabilities	(3,690)	13,356	118,403
Billings on uncompleted contract in excess of
related costs	(57,186)	(291,929)	998,458
Net Cash Used in Operating Activities	48,135	(702,384)	(1,097,709)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	2,550,000	2,550,090
Cash from subsidiary acquired	-	-	231
Repayments to EWT B.V. Inc.	-	(1,382)	(1,731,802)
Decrease in advances from Northwest Passage
Ventures Ltd.	-	(1,302,853)	-
Advances from Digital Predictive Systems Inc.	-	52,952	1,713,046
Repayment to Digital Predictive Systems Inc.	-	(267,120)	(1,713,046)
Due to stockholders	-	(4,508)	317,062
Stock issuance costs	-	(162,500)	(162,500)
Net Cash Provided by Financing Activities	-	864,589	973,081
Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya
Wind Technologies B.V. Inc.	-	-	1,931,479
Acquisition of equipment	(4,670)	(1,006)	(165,430)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(798,257)
Net Cash Used in Investing Activities	(4,670)	(1,006)	967,792
Effect of Exchange Rate Change on Cash	1,115	(27,948)	(124,028)
Change in Cash	44,580	133,251	719,136
Cash - Beginning of Period	674,556	126,814	-
Cash - End of Period	$719,136	$260,065	$719,136

Supplemental disclosures of cash flow information: See note 11

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

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

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

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

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of October 31, 2007, the Company had a negative working capital of $403,109 and an accumulated deficit during the development stage of $427,885.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2007
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

2.	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the requirements of item 310 (b) of Regulation S B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report for the year ended July 31, 2007 as filed with the SEC on Form 10-KSB dated October 18, 2007. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes in the company's accounting policies since July 31, 2007. The results from operations for the period are not necessarily indicative of the results expected for the full fiscal year or any future period.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This Statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

3.	Accounts Receivable

2007
Accounts receivable - trade	$89,646
Accounts receivable - holdback	52,925
142,571
Less: non-current portion	(52,925)
Current portion	$89,646

Accounts receivable - holdback represents an amount specified under certain contracts that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved.

4.	Costs and Billings on Uncompleted Contracts

2007
Costs incurred on uncompleted contracts	$2,557,430
Billings to date	(3,179,084)
$(621,654)

Billings on uncompleted contracts in excess of costs are presented in the consolidated balance sheet under the following captions:

2007
Costs on uncompleted contracts in excess of related billings	$376,804
Billings on uncompleted contracts in excess of related costs	(998,458)
$(621,654)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

5.	Equipment, Net

Equipment comprises the following:

		2007
		Accumulated
	Cost	Depreciation

Computer equipment	$16,287	$(11,693)
Computer software	5,580	(4,917)
Manufacturing equipment	169,012	(49,928)

Total	$190,879	$(66,538)

Net carrying amount		$124,341

6.	Intangible Asset

On April 23, 2004, the Company entered into a license agreement with Emergya Wind Technologies B.V. Inc.("EWT") to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was acquired for 1,350,000 euros amounting to $2,306,937 U.S. dollars.

7.	Due to Stockholders

The amounts due to stockholders are unsecured and have no fixed terms of repayment. Of the total amount, $358,023 (inclusive of accrued interest) bears interest at 10% per annum.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

8.	Related Party Transactions and Balances

The Company owed or paid the following amounts to related parties:

2007
Consulting Fees
Stockholders	$19,616

The outstanding balances from the above-mentioned transactions are as follows:

Accounts payable	$6,556

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

9.	Income Taxes

The Company's current income taxes are as follows:

2007

Expected income tax (recovery) at the statutory
rate of 35% (2006 - 35%)	$(16,754)
Valuation allowance	16,754

Benefit from income taxes	$-

The components of deferred tax assets (liability) are as follows:

2007

Net operating loss carryforwards	$364,913
Accounts receivable - holdback	(18,524)
Accrued warranty	6,743
Valuation allowance	(353,132)

Net	$-

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

9.	Income Taxes (cont'd)

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

As of October 31, 2007, the Company had $978,635 of Federal, provincial and state net operating loss carryforwards (including losses of $238,206 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	357,090

$978,635

10.	Commitments and Contingencies

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

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2007
(Expressed in U.S. Dollars)
Unaudited

11.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			Through to
	2007	2006	October 31, 2007

Investment in EWT	$-	$-	$804,309
Advances to EWT	$-	$-	$(804,309)
Purchase of intangible asset	$-	$-	$1,940,573
Due to EWT	$-	$-	$(1,940,573)
Acquisition of subsidiary, net of cash
acquired, through share exchange	$-	$-	$4,031
Issuance of compensation options as
commission for the private placement	$-	$-	$40,275

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			Through to
	2007	2006	October 31, 2007

Income taxes	$-	$-	$-

Interest	$-	$-	$537,039

12.	Comparative Figures

Certain figures for the prior year have been reclassified to conform with the current period's consolidated financial statement presentation.

Item 2.	Management's Discussion And Analysis Or Plan Of Operation

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

Plan of Operation

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

At October 31, 2007, we had $719,136 in cash and a working capital deficiency of $403,109, compared to $260,065 in cash and a working capital deficiency of $1,810,309 at October 31, 2006.

At October 31, 2007, our total current assets were $3,724,360 compared to total current assets of $436,829 at October 31, 2006.

At October 31, 2007, our total current liabilities were $1,643,266 compared to total current liabilities of $2,247,138 at October 31, 2006.

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

Results of Operations for the three months ended October 31, 2007 and October 31, 2006

Revenues

During the three months ended October 31, 2007 and October 31, 2006, we did not generate any revenue.

General and Administrative and Depreciation Expenses

During the three months ended October 31, 2007, we incurred general and administrative expenses and depreciation expenses of $45,791, compared to general and administrative expenses and depreciation expenses of $275,050 for the three months ended October 31, 2006. The decrease in these expenses was primarily attributable to additional consulting and professional fees required in 2006.

Interest Expenses

During the three months ended October 31, 2007, we incurred interest expenses of $8,294, compared to interest expenses of $40,113 for the three months ended October 31, 2006.

Net Income/Loss

Our net loss for the three months ended October 31, 2007 was $60,175, compared to net loss of $320,884 for the three months ended October 31, 2006.

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

Employees

As of December 14, 2007, we had three employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary and John Colmar. We plan to hire additional employees when circumstances warrant.

Going Concern

Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced recurring losses from operations that raise substantial doubt as to our ability to continue as a going concern. As of October 31, 2007, we had a working capital deficiency of $403,109 and an accumulated deficit during the development stage of $427,885.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This Statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). SFAS 160 amends Accounting Research Bulletin 51, "Consolidated Financial Statements", to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on its financial statements.

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

Impairment of Long lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, We use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management believes that no impairment existed at October 31, 2007.

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

Certain research and development costs incurred for the year ended July 31, 2005 were included in the cost of sales category in the accompanying consolidated statement of operations and comprehensive loss for the period from July 29, 2002 (date of inception) through to October 31, 2007 since we were unable to separate the actual cost of sales from the research and development component.

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

Risks Related To Our Business

We have had accumulated negative cash flows from operations since inception. We will require additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had accumulated negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. Our ability to develop our business will be dependent upon our ability to raise additional financing. If we are unable to obtain such financing, we will not be able to fully develop our business. Specifically, we will need to raise additional funds to:

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

Since inception through October 31, 2007, we have incurred aggregate net losses of $1,478,091 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 3A(T).	Controls And Procedures

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

Our management carried out an evaluation, under the supervision and with the participation of our president and chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon the foregoing, our president and chief executive officer concluded that our disclosure controls and procedures are effective in connection with the filing of this quarterly report on Form 10-QSB for the quarter ended October 31, 2007.

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

16.	Letter on Change in Certifying Accountant

16.1	Letter from Madsen and Associates CPA’s Inc. regarding change in certifying accountant. (incorporated by reference from our Current Repot on Form 8-K filed on December 12, 2006)

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.

Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

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

Date: December 17, 2007