Form 10QSB
period 2008-01-31
AMERICAS WIND ENERGY CORP
filed 2008-03-17
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

31,319,279 outstanding common shares issued and outstanding as at March 4, 2008.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

It is the opinion of management that the consolidated interim financial statements for the quarter ended January 31, 2008 include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

Our consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting policies.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JANUARY 31, 2008 AND 2007

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Condensed Consolidated Interim Balance Sheet
January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

ASSETS
Current
Cash	$372,331
Cash held in trust	1,351
Accounts receivable (note 3)	191,544
Other receivables	30,133
Costs on uncompleted contract in excess of related billings (note 4)	440,188
Prepaid expenses	59,415
Total Current Assets	1,094,962
Equipment, Net (note 5)	110,937
Accounts Receivable, Non current (note 3)	49,810
Intangible Asset (note 6)	2,171,158
Total Assets	$3,426,867

LIABILITIES
Current
Accounts payable	$210,895
Accrued liabilities	90,319
Billings on uncompleted contracts in excess of related costs (note 4)	1,039,655
Due to stockholders (note 7)	336,950
Total Liabilities	1,677,819

Commitments and Contingencies (note 10)

STOCKHOLDERS' EQUITY
Capital Stock
Class A special voting shares, no par value; 30,000,000
shares authorized, 23,800,000 issued and outstanding,
however deemed to be cancelled	-
Common stock, $0.0001 par value per share; 100,000,000
shares authorized; 28,703,894 shares issued and
outstanding; 25,000,000 shares deemed issued and
outstanding	5,250
Additional Paid-In Capital	2,386,602
Accumulated Other Comprehensive Income	(5,428)
Deficit Accumulated During the Development Stage	(637,376)
Total Stockholders' Equity	1,749,048
Total Liabilities and Stockholders' Equity	$3,426,867

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Condensed Consolidated Interim Statement of Operations and Comprehensive Loss
For the Six Month Periods Ended January 31, 2008 and 2007 and the
Period from July 29, 2002 (Date of Inception) through January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

					Period from
					July 29,
					2002 (Date of
	Three Months	Three Months	Six Months	Six Months	Inception)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007	2008
Revenue	$-	$-	$-	$-	$1,591,693

Cost of Sales	-	-	-	-	1,876,634

Gross Loss	-	-	-	-	(284,941)

Expenses
General and administrative	166,507	149,700	206,068	417,513	1,497,410
Royalty fee	29,249	-	29,249	-	55,004
License fees	-	-	-	-	27,711
Foreign exchange loss (gain)	-	147,184	7,031	162,615	(246,519)
Depreciation	6,072	6,553	12,302	13,790	61,372

Total Expenses	201,828	303,437	254,650	593,918	1,394,978

Loss from Operations	(201,828)	(303,437)	(254,650)	(593,918)	(1,679,919)
Other (Expenses) Income
Gain on sale of investment in
Emergya Wind Technologies
B.V. Inc.	-	-	-	-	1,129,247
Other income	99	-	1,040	9,689	81,941
Gain on settlement of debt	-	-	-	-	311,205
Interest expense	(7,762)	(51,760)	(16,056)	(91,852)	(536,553)

Total Other (Expenses) Income	(7,663)	(51,760)	(15,016)	(82,163)	985,840

Loss Before Income Taxes	(209,491)	(355,197)	(269,666)	(676,081)	(694,079)
Provision for income taxes
(note 9)	-	-	-	-	56,703

Net Loss	(209,491)	(355,197)	(269,666)	(676,081)	(637,376)
Foreign currency translation	177,380	71,235	115,673	63,940	(5,428)

Comprehensive Loss	$(32,111)	$(283,962)	$(153,993)	$(612,141)	$(642,804)
Loss per Share - Basic and
Diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Weighted Average Number of
Shares Outstanding During the
Periods - Basic and Diluted	52,503,894	52,805,273	52,503,894	52,805,273

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURE LTD.)
Condensed Consolidated Interim Statement of Cash Flows
For the Six Month Periods Ended January 31, 2008 and 2007 and the
Period from July 29, 2002 (Date of Inception) through January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

			Period from
			July 29,
			2002 (Date of
			Inception)
			through
			January 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss	$(269,666)	$(676,081)	$(637,376)
Adjustment for non-cash items:
Depreciation	12,302	13,790	61,372
Gain on settlement of debt	-	-	(311,205)
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)

Changes in non-cash working capital, net of effects
from acqusition:
Cash held in trust	1,771	(2,596)	(1,351)
Accounts receivable	277,451	40,559	(238,414)
Other receivables	9,404	(2,147)	(24,431)
Costs on uncompleted contract in excess of related billings	(282,260)	(186,359)	(440,188)
Prepaid expenses	(59,415)	(4,501)	(59,415)
Accounts payable	62,963	(67,814)	209,224
Accrued liabilities	(31,774)	43,566	90,319
Billings on uncompleted contract in excess of related costs	(15,989)	(291,929)	1,039,655
Deferred revenue	-	300,097	-

Net Cash Used in Operating Activities	(295,213)	(833,415)	(1,441,057)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	2,550,000	2,550,090
Due to stockholders	19,888	36,399	336,950
Repayments to Emergya Wind Technologies B.V. Inc.	-	5,111	(1,731,802)
Decrease in advances from Northwest Passage Ventures Ltd.	-	(1,302,853)	-
Advances from Digital Predictive Systems Inc.	-	14,684	1,713,046
Repayment to Digital Predictive Systems Inc.	-	(267,120)	(1,713,046)
Cash from subsidiary acquired	-	231	231
Stock issuance costs	-	(162,500)	(162,500)

Net Cash Provided by Financing Activities	19,888	873,952	992,969

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind
Technologies B.V. Inc.	-	-	1,931,479
Acquisition of equipment	(4,670)	-	(165,430)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(798,257)

Net Cash (Used in) Provided by Investing Activities	(4,670)	-	967,792

Effect of Exchange Rate Change on Cash	(22,230)	185,428	(147,373)

Change in Cash	(302,225)	225,965	372,331
Cash - Beginning of Period	674,556	126,814	-

Cash - End of Period	$372,331	$352,779	$372,331

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2008
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
January 31, 2008
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

Going Concern Assumption

The Company's consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of January 31, 2008, the Company had a negative working capital of $582,857, operating loss for the six months ended January 31, 2007 of $ 269,666 and an accumulated deficit during the development stage of $637,376.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

1.	Organization, Development Stage Activities, Reverse Merger Transaction, and Going Concern (cont'd)

Going Concern Assumption (cont'd)

The Company's continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short term; raising additional long-term equity or debt financing either from its own resources or from third parties; and the commercialization of one or more of the Company's research projects and achieving profitable operations. The company is in discussion with certain lenders and investors which when finalized will provide sufficient cash flows to fund operations and meet it short term and long term needs. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated interim financial statements could be material.

The accompanying consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for financial information and the requirements of item 310 (b) of Regulation S. B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The unaudited financial statements should be read in conjunction with the Company's annual financial statements, notes and accounting policies included in the Company's annual report for the year ended July 31, 2007 as filed with the SEC on Form 10-KSB dated October 18, 2007. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes in the Company's accounting policies since July 31, 2007. The results from operations for the period are not necessarily indicative of the results expected for the full fiscal year or any future period.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board ("FASB") ratified the consensus on the Emerging Issues Task Forces ("EITF") Issue 07-01 “Accounting for Collaborative Arrangements” (EITF 07-01). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EIFT 07-01, on the results of operations, and financial position.

In December 2007, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements (cont'd)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its consolidated financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements (cont'd)

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases. This FSP shall be effective upon the initial adoption of SFAS 157.

3.	Accounts Receivable

2008
Accounts receivable - trade	$191,544
Accounts receivable - holdback	49,810
241,354
Less: non-current portion	(49,810)
Current portion	$191,544

Accounts receivable - holdback represents an amount specified under certain contracts that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

4.	Costs and Billings on Uncompleted Contracts
		2008
	Costs incurred on uncompleted contracts	$3,442,414
	Billings to date	(4,041,881)
		$(599,467)

	Billings on uncompleted contracts in excess of costs are presented in the consolidated interim balance sheet under the following captions:

		2008
	Costs on uncompleted contracts in excess of related billings	$440,188
	Billings on uncompleted contracts in excess of related costs	(1,039,655)
		$(599,467)

5.	Equipment, Net

	Equipment comprises the following:
			2008
		Cost	Accumulated
			Depreciation

	Computer equipment	$15,328	$(11,330)
	Computer software	5,251	(4,783)
	Manufacturing equipment	159,064	(52,593)

	Total	$179,643	$(68,706)

	Net carrying amount		$110,937

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

6.	Intangible Asset

On April 23, 2004, the Company entered into a license agreement with Emergya Wind Technologies B.V. Inc.("EWT") to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was acquired for 1,350,000 euros amounting to $2,171,158 U.S. dollars.

7.	Due to Stockholders

The amounts due to stockholders are unsecured and have no fixed terms of repayment. Of the total amount, $336,951 (inclusive of accrued interest) bears interest at 10% per annum and the remainder bears no interest.

8.	Related Party Transactions and Balances

The Company owed or paid the following amounts to related parties:

2008
Consulting Fees
Stockholders	$57,500

Accrued liabilities	$16,201

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

9.	Income Taxes

	The Company's current income taxes are as follows:
		2008
	Expected income tax (recovery) at the statutory rate of
	35%(2007 - 35%)	$(94,383)
	Accrued Warranty	5,969
	Valuation allowance	88,414
	Benefit from income taxes	$-

	The components of deferred tax assets (liability) are as follows:
		2008
	Net operating loss carryforwards	$436,905
	Accounts receivable - holdback	(16,404)
	Valuation allowance	(420,501)
	Net	$-

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

As of January 31, 2008, the Company had $ 1,248,301 of Federal, provincial and state net operating loss carryforwards (including losses of $256,153 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$ 493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	357,090
2028	269,666

$ 1,248,301

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

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

11.	Cash Flow Supplemental Information

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
	Six Months	Six Months	Inception
	Ended	Ended	(July 29, 2002)
	January 31,	January 31,	Through to
	2008	2007	Jan. 31, 2008

Income taxes	$-	$-	$-

Interest	$-	$-	$82,849

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2008
(Expressed in U.S. Dollars)
Unaudited

12.	Subsequent Events

On February 22, 2008, the board of directors accepted a notice of redemption delivered by Class A Special Voting shareholder of the Company. Accordingly, the Company has issued an aggregate of 846,154 common shares.

On February 27, 2008, the board of directors accepted a notice of redemption delivered by Class A Special Voting shareholder of the Company. Accordingly, the Company has issued an aggregate of 1,769,231 common shares.

13.	Comparative Figures

Certain figures for the prior year have been reclassified to conform with the current period's consolidated financial statement presentation.

Item 2. Management's Discussion And Analysis Or Plan Of Operation

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. Statements containing terms like "believes", "does not believe", "plans", "expects", "intends", "estimates", "anticipates", and other phrases of similar meaning are considered to imply uncertainty and are forward-looking statements.

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

As used in this quarterly report, the terms “we”, “us” and “our” mean Americas Wind Energy Corporation, and, unless otherwise indicated, our subsidiary, 6544797 Canada Ltd., a Canadian corporation, and our wholly-owned subsidiary Americas Wind Energy Inc., an Ontario corporation.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on August 22, 2003.

On June 4, 2005, we effected a six for one forward stock split of the issued shares of common stock in the capital of our company.

On October 14, 2005, we effected a 3.195 for one forward stock split of the issued shares of common stock in the capital of our company.

On April 4, 2006, our board of directors approved an amendment to our Articles of Incorporation to create 30,000,000 Class A Special Voting Shares in the capital of our company. Subsequent to our board of directors’ approval of the amendment to our Articles of Incorporation, on April 5, 2006, the holders of a majority of the outstanding common shares of our company consented in writing to the amendment to our Articles of Incorporation. The amendment to our Articles of Incorporation was effected with the Nevada Secretary of State on June 19, 2006. As a result, our authorized capital consists of 100,000,000 shares of common stock with a par value of $0.0001 and 30,000,000 Class A Special Voting Stock without par value.

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

Our target market is medium size applications which are small developers, farms and ranches, industrials, educational institutions and community wind projects. Management believes this market is growing with strong government support for wind energy and other renewable sources of energy.

In this market, management expects limited competition. The major wind turbine suppliers concentrate on major projects.

The market in the United States is reviewed directly by our personnel and by a range of agents, who not only provide leads in their area but other support. Through these networks, we have managed to build up a pipeline of active projects, which include potential near term orders.

In the Canadian market, we have active partners in Quebec that are working to provide sales to community based projects and also to provide manufacturing capacity and local content.

In the Mexican market, we engage the assistance of a knowledgeable group of agents that provide sales contacts and local content support.

Financial Condition, Liquidity and Capital Resources

Our principal capital resource has been the sale of common stock, although we have in the past and may in the future use shareholder loans, advances from related parties, or borrowing to meet future needs.

At January 31, 2008, we had $372,331 in cash and a working capital deficiency of $582,857, compared to $352,779 in cash and a working capital deficiency of $1,944,569 at January 31, 2007.

At January 31, 2008, our total current assets were $1,094,962 compared to total current assets of $554,689 at January 31, 2007.

At January 31, 2008, our total current liabilities were $1,677,819 compared to total current liabilities of $2,499,258 at January 31, 2007.

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

Employees

As of March 4, 2008, we had three employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary and John Colmar. We plan to hire additional employees when circumstances warrant.

Going Concern

Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced recurring losses from operations that raise substantial doubt as to our ability to continue as a going concern. As of January 31, 2008, we had a working capital deficiency of $582,857 and an accumulated deficit during the development stage of $637,376.

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

We have been actively seeking financing from the capital markets and have received positive responses. Management believes that we may be close to finalizing the terms of a financing. However, there is no assurance that we will be able to obtain any such financing on terms that are acceptable to us.

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

Recent Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board ("FASB") ratified the consensus on the Emerging Issues Task Forces ("EITF") Issue 07 01 “Accounting for Collaborative Arrangements” (EITF 07 01). EITF 07 01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07 01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor customer (or analogous) relationship subject to Issue 01 9, “Accounting for Consideration Given by a Vendor to a Customer”. EITF 07 01 is effective for fiscal years beginning after December 15, 2008. We have not yet completed an evaluation of EIFT 07 01, on our results of operations, and financial position.

In December 2007, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our consolidated financial statements.

In February 2008, FASB issued FASB Staff Position (“FSP”) on SFAS No. 140 3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140 3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140 3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. We are currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In February 2008, FASB issued FSP SFAS No. 157 2, “Effective date of FASB Statement No. 157” (“FSP SFAS 157 2”). FSP SFAS 157 2 delays the effective date of SFAS No. 157, “Fair Value Measurement” SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

In February 2008, FASB issued FSP SFAS No. 157 1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157 1”). FSP SFAS 157 1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases", and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or FASB Statement No. 141 (revised 2007), "Business Combinations", regardless of whether those assets and liabilities are related to leases. This FSP shall be effective upon the initial adoption of SFAS 157.

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

Basis of Presentation

The consolidated financial statements include the accounts of our company, 6544797 Canada Ltd. and our wholly owned subsidiary, Americas Wind Energy Inc. All significant intercompany balances and transactions are eliminated on consolidation.

Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Computer equipment	30%	Declining balance
Computer software	100%	Declining balance
Manufacturing equipment	20%	Declining balance

Investments

For investments in which our company owns less than 20% of the voting shares and does not have significant influence, the cost method of accounting is used. Under the cost method of accounting, we do not record our share in the earnings and losses of our company in which we have investments.

Intangible Asset

Intangible asset represents an acquired license right. We have determined that the asset meets the indefinite life criteria outlined in Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Accordingly, we do not amortize this intangible asset, but instead we review this asset annually or more frequently if events or changes in circumstances indicated that the asset might be impaired. Accordingly, the asset is assessed for impairment by comparing the fair value determined using a discounted cash flows model to its carrying amount. The assumptions used are based on our business plan and cash flow forecasts and take into consideration planned orders. The forecast estimated 148 orders over 3 years and a discount rate of 30%. The forecast presumes that our company is a going concern and will have sufficient capital funding resources available to finance the future orders. Accordingly, a relatively high discount rate is applied to compensate for the going concern issue.

Deferred Offering Costs

Direct incremental costs associated with the offering are deferred until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Impairment of Long lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, We use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management believes that no impairment existed at January 31, 2008.

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

Certain research and development costs incurred for the year ended July 31, 2005 were included in the cost of sales category in the accompanying consolidated statement of operations and comprehensive loss for the period from July 29, 2002 (date of inception) through to January 31, 2008 since we were unable to separate the actual cost of sales from the research and development component.

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

Since inception through January 31, 2008, we have incurred aggregate net losses of $637,376 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 3A(T). Controls And Procedures

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at January 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our principal executive officer and principal financial officer. Based on this evaluation, our principal executive officer and principal financial officer has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2008, our board of directors accepted a notice of redemption delivered by Class A Special Voting shareholder of our company. Accordingly, we have issued an aggregate of 846,154 common shares in the capital of our company. We issued the common shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 to one non-U.S. Person (as that term is defined in Regulation S under the Securities Act of 1933).

On February 27, 2008, our board of directors accepted a notice of redemption delivered by Class A Special Voting shareholder of our company. Accordingly, we have issued an aggregate of 1,769,231 common shares in the capital of our company. We issued the common shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 to one non-U.S. Person (as that term is defined in Regulation S under the Securities Act of 1933).

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

16.	Letter on Change in Certifying Accountant

16.1	Letter from Madsen and Associates CPA’s Inc. regarding change in certifying accountant. (incorporated by reference from our Current Repot on Form 8-K filed on December 12, 2006)

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.

Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION

By:	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer, Acting Principal Financial
Officer and Acting Principal Accounting Officer)

Date:	March 14, 2008