Form 10QSB
period 2008-04-30
AMERICAS WIND ENERGY CORP
filed 2008-06-16
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number 000-50861

AMERICAS WIND ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	20-0177856
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Palace Arch Drive, Toronto, Ontario, Canada M9A 2S1
(Address of principal executive offices)

416.233.5670
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

31,319,279 common shares as of June 16, 2008

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). (Check one):
Yes [   ]   No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

It is the opinion of management that the consolidated interim financial statements for the quarter ended April 30, 2008 include all adjustments necessary in order to ensure that the consolidated interim financial statements are not misleading.

Our consolidated interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting policies.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED APRIL 30, 2008 AND 2007

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Condensed Consolidated Interim Balance Sheet
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

ASSETS
Current
Cash	$274,586
Cash held in trust	1,351
Accounts receivable (note 4)	483,679
Other receivables	30,235
Costs on uncompleted contract in excess of related billings (note 5)	-
Prepaid expenses	73,546
Total Current Assets	863,397
Equipment, Net (note 6)	104,194
Accounts Receivable, Non-current (note 4)	49,335
Intangible Asset (note 7)	2,101,410
Total Assets	$3,118,336

LIABILITIES
Current
Accounts payable	$954,871
Accrued liabilities	89,349
Billings on uncompleted contracts in excess of related costs (note 5)	1,043,621
Due to stockholders (note 8)	420,074
Convertible loan payable (note 9)	288,271
Total Liabilities	2,796,186

Commitments and Contingencies (note 13)

STOCKHOLDERS' EQUITY
Capital Stock (note 10)
Class A special voting shares, no par value; 30,000,000
shares authorized, 21,184,615 issued and outstanding,
however deemed to be cancelled
Common stock, $0.0001 par value per share; 100,000,000
shares authorized; 31,319,279 shares issued and
outstanding; 21,184,615 shares deemed issued and
outstanding	5,250
Additional Paid-In Capital (note 10)	2,461,602
Accumulated Other Comprehensive Loss	(81,358)
Deficit Accumulated During the Development Stage	(2,063,344)
Total Stockholders' Equity	322,150
Total Liabilities and Stockholders' Equity	$3,118,336

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Nine-Month Periods Ended April 30, 2008 and 2007 and the
Period from July 29, 2002 (Date of Inception) through April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

					Period from
					July 29,
					2002 (Date of
	Three Months	Three Months	Nine Months	Nine Months	Inception)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007	2008
Revenue	$-	$-	$-	$-	$1,591,693

Cost of Sales	1,058,144	-	1,058,144	-	2,934,778

Gross Loss	(1,058,144)	-	(1,058,144)	-	(1,343,085)

Expenses
General and administrative	348,190	159,974	554,258	577,488	1,845,600
Royalty fee	-	-	29,249	-	55,004
License fees	-	-	-	-	27,711
Foreign exchange loss (gain)	10,273	(102,272)	17,304	60,343	(236,246)
Depreciation	5,730	6,089	18,032	19,879	67,102

Total Expenses	364,193	63,791	618,843	657,710	1,759,171

Loss from Operations	(1,422,337)	(63,791)	(1,676,987)	(657,710)	(3,102,256)
Other (Expenses) Income
Gain on sale of investment in
Emergya Wind Technologies
B.V. Inc.	-	1,110,772	-	1,110,772	1,129,247
Other income	-	-	1,040	9,679	81,941
Gain on settlement of debt	-	-	-	-	311,205
Interest expense	(3,631)	(35,674)	(19,687)	(127,515)	(540,184)

Total Other (Expenses) Income	(3,631)	1,075,098	(18,647)	992,936	982,209

(Loss) Earnings Before Income
Taxes	(1,425,968)	1,011,307	(1,695,634)	335,226	(2,120,047)
Benefit from income taxes	-	(48,468)	-	(48,468)	56,703

Net (Loss) Earnings	(1,425,968)	1,059,775	(1,695,634)	383,694	(2,063,344)
Foreign currency translation	(11,412)	56,809	104,261	7,131	(16,840)

Comprehensive (Loss) Income	$(1,437,380)	$1,116,584	$(1,591,373)	$390,825	$(2,080,184)
(Loss) Earnings per Share - Basic
and Diluted	$(0.03)	$0.02	$(0.03)	$0.01
Weighted Average Number of
Shares Outstanding During the
Periods - Basic and Diluted	52,503,894	52,503,894	52,503,894	52,707,021

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURE LTD.)
Condensed Consolidated Interim Statements of Cash Flows
For the Nine-Month Periods Ended April 30, 2008 and 2007 and the
Period from July 29, 2002 (Date of Inception) through April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

			Period from
			July 29,
			2002 (Date of
			Inception)
			through
			April 30,
	2008	2007	2008
Cash Flows from Operating Activities
Net loss (income)	$(1,695,634)	$383,694	$(2,063,344)
Adjustment for non-cash items:
Depreciation	18,032	19,879	67,102
Gain on settlement of debt	-	-	(311,205)
Gain on sale of investment in EWT B.V. Inc.	-	(1,110,772)	(1,129,247)
Changes in non-cash working capital, net of effects
from acquisition:
Cash held in trust	1,771	(2,886)	(1,351)
Loan receivable	-	40,559	-
Accounts receivable	(14,684)	-	(483,679)
Other receivables	9,302	(74,682)	(30,235)
Costs on uncompleted contract in excess of related billings	157,928	546,106	-
Prepaid expenses	(73,546)	(21,749)	(73,546)
Accounts payable	806,939	(58,276)	954,871
Accrued liabilities	(32,744)	30,856	89,349
Billings on uncompleted contract in excess of related costs	(12,023)	(1,033,153)	1,043,621
Deferred revenue	-	300,000	-

Net Cash Used in Operating Activities	(834,659)	(980,424)	(1,937,664)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	2,550,000	2,550,090
Due to stockholders	103,012	59,659	420,074
Advances from Emergya Wind Technologies B.V. Inc.	-	14,108	-
Repayments to Emergya Wind Technologies B.V. Inc.	-	-	(1,731,802)
Decrease in advances from Northwest Passage Ventures Ltd.	-	(1,302,853)	-
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	(1,698,362)	(1,713,046)
Cash from subsidiary acquired	-	231	231
Stock issuance costs	-	(162,500)	(162,500)
Proceeds from convertible loan	350,000	-	350,000

Net Cash Provided by (Used in) Financing Activities	453,012	(539,717)	1,426,093

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind
Technologies B.V. Inc.	-	1,899,878	1,931,479
Acquisition of equipment	(4,670)	-	(165,430)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(798,257)

Net Cash (Used in) Provided by Investing Activities	(4,670)	1,899,878	967,792

Effect of Exchange Rate Change on Cash	(13,653)	21,354	(181,635)

Change in Cash	(399,970)	401,091	274,586
Cash - Beginning of Period	674,556	126,814	-

Cash - End of Period	$274,586	$527,905	$274,586

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
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

Reverse Merger Transaction

On August 11, 2006, the Company entered into a share exchange agreement with 6544797 Canada Ltd. (the "Purchaser"), a Canadian corporation and wholly-owned subsidiary of the Company, Americas Wind Energy Inc., a private Ontario corporation ("Priveco"), and the former stockholders of Priveco. The closing of the share exchange agreement and the acquisition of all of the issued and outstanding common stock of Priveco occurred on August 11, 2006.

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
April 30, 2008
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

Going Concern Assumption

The Company's condensed consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of April 30, 2008, the Company had a negative working capital of $1,932,789, an operating loss for the nine months ended April 30, 2008 of $1,695,634 and a deficit accumulated during the development stage of $2,063,344.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

1.	Organization, Development Stage Activities, Reverse Merger Transaction, and Going Concern (cont'd)

Going Concern Assumption (cont'd)

The Company's continuance as a going concern is dependent on the success of the efforts of its directors and principal stockholders in providing financial support in the short term; raising additional long term equity or debt financing either from its own resources or from third parties; and the commercialization of one or more of the Company's research projects and achieving profitable operations. The Company is in discussion with certain lenders and investors which when finalized will provide sufficient cash flows to fund operations and meet its short term and long term needs. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these condensed consolidated interim financial statements could be material.

The accompanying condensed consolidated interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2008. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2007 as filed with the SEC on Form 10-KSB dated October 18, 2007.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
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
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements (cont'd)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its consolidated financial statements.

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
April 30, 2008
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

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement” for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

In March, 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements (cont'd)

In April, 2008, FASB issued FSP SFAS 142-3 "Determination of the Useful Life of Intangible Assets" ("SFAS 142-3"). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In May, 2008, FASB issued FSP Accounting Principles Board ("APB") 141-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 141-1"). APB 141-1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, APB 141-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In May, 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements (cont'd)

In May, 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the proposed guidance will have an impact on its consolidated financial statements.

3.	Fair Value Measurements

Effective August 1, 2007, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash and cash held in trust (level 1), accounts receivable, accounts payable, and accrued liabilities (level 2) are reflected in the condensed consolidated interim balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

4.	Accounts Receivable

2008

Accounts receivable - trade	$483,679
Accounts receivable - holdback	49,335

533,014
Less: non-current portion	(49,335)

Current portion	$483,679

Accounts receivable - holdback represents an amount specified under certain contracts that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved.

5.	Costs and Billings on Uncompleted Contracts

2008

Costs incurred on uncompleted contracts	$4,658,948
Billings to date	(4,644,425)

$14,523

Billings on uncompleted contracts in excess of costs are presented in the consolidated interim balance sheet under the following captions:

2008

Costs on uncompleted contracts in excess of related billings	$-
Billings on uncompleted contracts in excess of related costs	(1,043,621)
Loss on uncompleted contracts	1,058,144

$14,523

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

6.	Equipment, Net

Equipment comprises the following:

		2008
		Accumulated
	Cost	Depreciation

Computer equipment	$15,182	$(11,518)
Computer software	5,201	(4,853)
Manufacturing equipment	157,547	(57,365)

Total	$177,930	$(73,736)

Net carrying amount		$104,194

7.	Intangible Asset

On April 23, 2004, the Company entered into a license agreement with Emergya Wind Technologies B.V. Inc.("EWT") to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was acquired for 1,350,000 euros amounting to $2,101,410 U.S. dollars.

8.	Due to Stockholders

The amounts due to stockholders are unsecured and have no fixed terms of repayment. Of the total amount, $333,737 (inclusive of accrued interest) bears interest at 10% per annum and $86,337 (inclusive of accrued interest) bears interest at 2.5% per annum.

9.	Convertible Loan Payable

2008
On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2%
above the Bank of Canada's prime rate per annum (as at April 30, 2008 the
Bank of Canada's rate was 3.25%), payable quarterly, is unsecured, and matures March 6, 2009. If the loan is not repaid in full on the date of maturity, the holders may convert the outstanding balance into shares of the
Company at $0.32 per share. The conversion option was valued at
$122,000 and was recorded as an addition to the convertible loan payable.
In consideration for the advancement the Company has issued warrants to purchase 546,875 common shares of the Company at an exercise price of
$0.35. The warrants were valued at $75,000 and were recorded as an
addition to paid-in capital (note 10).	$288,271

$288,271

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

10.	Capital Stock

Stock Issuances

On August 22, 2007, the Company issued 1,200,000 common shares in exchange for the redemption of 1,200,000 Class A special voting shares.

On February 22, 2008, the Company issued 846,154 common shares in exchange for the redemption of 846,154 Class A special voting shares.

On February 27, 2008, the Company issued 1,769,231 common shares in exchange for the redemption of 1,769,231 Class A special voting shares.

Warrants

As at April 30, 2008, warrants to purchase 546,875 shares were outstanding, having an exercise price of $0.35 per share with a remaining contractual life of 1.85 years.

Weighted
	Number of	average exercise
	warrants	price
Balance, August 1, 2007	-	$-
Issued during the period	546,875	0.35
Exercised during the period	-	-
Forfeitures during the period	-	-
Expired during the period	-	-
Balance, April 30, 2008	546,875	$0.35

Warrants were valued using the Black-Scholes option pricing model, using weighted average key assumptions of volatility of 137%, a risk-free interest rate of 3.9%, a term life equivalent to the life of the options, and reinvestment of all dividends in the Company of zero percent. The warrants were valued at $75,000 and were recorded as an addition to paid-in capital.

11.	Related Party Transactions and Balances

The Company owed or paid the following amounts to related parties:

Nine Months
Ended
April 30, 2008

Consulting fees to stockholders	$239,153

Accrued liabilities to stockholders	$28,999

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

12.	Income Taxes

The Company's current income taxes are as follows:

2008

Expected income tax (recovery) at the statutory
rate of 35% (2007 - 35%)	$(593,472)
Accrued warranty	6,285
Valuation allowance	587,187

Benefit from income taxes	$-

The components of deferred tax assets (liability) are as follows:

2008

Net operating loss carryforwards	$935,994
Accounts receivable - holdback	(17,267)
Valuation allowance	(918,727)

Net	$-

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

As of April 30, 2008, the Company had $ 2,674,269 of Federal, provincial and state net operating loss carryforwards (including losses of $256,153 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	357,090
2028	1,695,634

$2,674,269

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

13.	Commitments and Contingencies

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

14.	Cash Flow Supplemental Information

During the periods, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
	Nine Months	Nine Months	Inception
	Ended	Ended	(July 29, 2002)
	April 30,	April 30,	Through to
	2008	2007	April 30, 2008

Income taxes	$-	$-	$-

Interest	$-	$490,070	$537,039

15.	Subsequent Events

On May 14, 2008 the Company entered into a letter of intent with Emergya Wind Technologies Holdings B.V. for Emergya to acquire all of the Company's outstanding shares for cash. The merger is subject to the completion of Emergya's due diligence and a definitive agreement, approval of the Company's stockholders and customary third party and regulatory approvals.

AMERICAS WIND ENERGY CORPORATION
(FORMERLY NORTHWEST PASSAGE VENTURES LTD.)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2008
(Expressed in U.S. Dollars)
Unaudited

16.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

The carrying amount of cash, cash held in trust, accounts receivables, other receivables, accounts payables, convertible loan payable, and accrued liabilities, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest risk or currency risk and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash and cash held in trust with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

Interest Rate Risk

The Company is exposed to changing interest rates as a result of borrowings under the convertible loan payable, which bears interest at floating rates based on the Bank of Canada's prime rate. As of April 30, 2008, the Company had $350,000 of borrowings under the convertible loan payable. A hypothetical 1% increase in variable interest rates would have impacted the Company's losses, for the nine-month period ended, April 30, 2008, by approximately $537. The Company does not enter into derivative or other financial investments for trading or speculative purposes.

Currency Risk

While the reporting currency is the US dollar (“USD”), approximately 52% and 40% of consolidated costs and expenses for the nine-month period ended April 30, 2008 are denominated in the Canadian dollar (“CDN”) and European Euro (“EURO”) respectively. As at April 30, 2008, approximately 12% and 67% of the assets and 14% and 36% of the liabilities are denominated in CDN and EURO respectively. The Company is exposed to foreign exchange risk as the results of operations may be affected by fluctuations in the exchange rates between the USD, CDN and the EURO.

17.	Comparative Figures

Certain figures for the prior period have been reclassified to conform with the current period's consolidated financial statement presentation.

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

On May 14, 2008, we announced that we have entered into a letter of intent with Emergya Wind Technologies Holdings B.V. for Emergya to acquire all of our shares in a cash merger transaction. The merger is subject to completion of Emergya’s due diligence and a definitive agreement, approval of our stockholders and customary third party and regulatory approvals.

Upon completion of the acquisition of our company, Emergya will control the exclusive rights to manufacture, sell and distribute the DIRECTWIND turbine product line in North America. We originally licensed the rights to manufacture, sell and distribute the DIRECTWIND turbine product line in North America from Emergya in 2004.

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

As at the three month period ended April 30, 2008, we had $274,586 in cash and a working capital deficiency of $1,932,789, compared to $527,905 in cash and a working capital deficiency of $253,673 at April 30, 2007.

As at the three month period ended April 30, 2008, our total current assets were $863,397 compared to total current assets of $828,647 at April 30, 2007.

As at the three month period ended April 30, 2008, our total current liabilities were $2,796,186 compared to total current liabilities of $1,082,320 at April 30, 2007.

Three month period ended April 30, 2008 compared to three month period ended April 30, 2007

During the three month period ended April 30, 2008, our costs of sales were $1,058,144 and total expenses were $364,197 compared to cost of sales of nil and expenses of $63,791 during the same period in 2007. The cost of sales were due to the recognition of losses on three contracts, being Vector, Wray and Windvision. The $300,406 increase in expenses during these periods was due to increase in general and administrative expenses of approximately $188,216, which is primarily relating to increases in professional fees, consulting fees and travel expenses. The remaining $112,190 of the increase in expenses is due a change in foreign exchange of $112,545 (there was a foreign exchange loss for the three months ended April 30, 2008 of $10,273, compared to a gain on exchange of $102,272 for the same period in 2007).

During the three month period ended April 30, 2008, we recognized $3,631 as other expenses compared to $1,075,098 as other income for the same period in 2007. The increase in other income was primarily due to a $1,110,772 gain on sale of investment in Emergya Wind Technologies B.V. Inc. of during the three months ended April 30, 2007.

Nine month period ended April 30, 2008 compared to nine month period ended April 30, 2007

During the nine month period ended April 30, 2008, our cost of sales were $1,058,144 and total expenses were $618,843 compared to cost of sales of nil and expenses of $657,710 during the same period in 2007. The cost of sales were due to the recognition of losses on three contracts, being Vector, Wray and Windvision. The decrease in expenses during these periods was due to a decline in general and administrative expenses of $23,230, an increase in royalty fees of $29,249, a decline in foreign exchange loss of $43,039 and a decline in depreciation of $1,847.

During the nine month period ended April 30, 2008, we recognized $18,647 as other expenses compared to $992,936 as other income for the same period in 2007. The decrease in other income was due to a $1,110,772 gain on sale of investment in Emergya Wind Technologies B.V. Inc. of during the three months ended April 30, 2007. Further, the decrease was also due to a decline in other income of $8,639 and a decline in interest expense of $107,828. The interest was being paid on a long-term loan, which was repaid in April 2007.

Cash Requirements

Over the next 12 months we intend to continue to manufacture and distribute our products to small wind farms, developers of small wind farms, wind power co-ops, industrial users and governmental organizations. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Professional fees	$150,000
Other general administrative expenses	$1,000,000
License Fees	$146,000
Royalty Fees	$200,000
Total	$1,496,000

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

Employees

As of June 16, 2008, we had three employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary and John Colmar. We plan to hire additional employees when circumstances warrant.

Going Concern

Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced recurring losses from operations that raise substantial doubt as to our ability to continue as a going concern. As of April 30, 2008, we had a working capital deficiency of $1,932,789 and an accumulated deficit during the development stage of $2,063,344.

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

In March, 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In April, 2008, FASB issued FSP SFAS 142-3 "Determination of the Useful Life of Intangible Assets" ("SFAS 142-3"). SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In May, 2008, FASB issued FSP Accounting Principles Board ("APB") 141-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 141-1"). APB 141-1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, APB 141-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In May, 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In May, 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60" ("SFAS 163"). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company does not expect the proposed guidance will have an impact on its consolidated financial statements.

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

Impairment of Long lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, We use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management believes that no impairment existed at April 30, 2008.

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

Certain research and development costs incurred for the year ended July 31, 2005 were included in the cost of sales category in the accompanying consolidated statement of operations and comprehensive loss for the period from July 29, 2002 (date of inception) through to April 30, 2008 since we were unable to separate the actual cost of sales from the research and development component.

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

Since inception through April 30, 2008, we have incurred aggregate net losses of $2,063,344 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 3A(T). Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting and financial officer (our chief executive officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of April 30, 2008, the end of the three month period year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On February 22, 2008, our board of directors accepted a notice of redemption delivered by Class A Special Voting shareholder of our company. Accordingly, we have issued an aggregate of 846,154 common shares in the capital of relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 to one non-U.S. Person (as that term is defined in Regulation S under the Securities Act of 1933).

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

On April 2, 2008, we entered into a convertible loan agreement dated effective March 6, 2008, with Smart Goal Investment Limited wherein Smart Goal has agreed to loan our company $350,000. The loan is unsecured and convertible into common shares of our company. The loan bears interest at a rate of 2% above the Bank of Canada’s prime rate per annum and is to be paid in full one year from the advancement date. If the loan is not repaid by the due date, Smart Goal may exercise their rights to convert all or a portion of the total outstanding amount of the loan plus accrued interest as of that date into common shares of our company at $0.32 per share, under the convertible loan agreement, we have agreed to issue a warrant certificate for the right to purchase up to 546,875 shares of our common stock to Smart Goal. The warrants may be exercised by Smart Goal at any time during a period of two years from the advancement date of the loan. Each warrant is exercisable at a price of $0.35 per share. The securities are to be issued in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 to one non-U.S. Person (as that term is defined in Regulation S under the Securities Act of 1933).

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

10.2	Convertible Loan Agreement between our company and Smart Goal Investment Limited (incorporated by reference from our Current Report on Form 8-K filed on April 11, 2008)

16.	Letter on Change in Certifying Accountant

16.1	Letter from Madsen and Associates CPA’s Inc. regarding change in certifying accountant. (incorporated by reference from our Current Report on Form 8-K filed on December 12, 2006)

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.

Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION

By:	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer, Acting Principal Financial Officer
and Acting Principal Accounting Officer)

Date:	June 16, 2008