Form 10KSB
period 2008-07-31
AMERICAS WIND ENERGY CORP
filed 2008-11-12
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [                ] to [                ]

Commission file number 000-50861

AMERICAS WIND ENERGY CORPORATION
(Name of small business issuer in its charter)

Nevada	20-0177856
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

24 Palace Arch Drive, Toronto, Ontario, Canada	M9A 2S1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 416.233.5670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

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

State issuer's revenues for its most recent fiscal year: Nil

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

22,388,240 common shares @ $0.15 (1) = $3,358,236

(1) Closing Stock Price on October 17, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,319,279 shares of common stock as at October 17, 2008

PART I

ITEM 1:               DESCRIPTION OF BUSINESS

Forward Looking Statements

This annual report contains forward-looking statements as that term is defined in section 27A of the United States Securities Act of 1933, as amended, and section 21E of the United States Securities Exchange Act of 1934, as amended. These statements relate to future events or our future results of operation or future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “intends”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” which may cause our or our industry’s actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. You should not place undue reliance on these statements, which speak only as of the date that they were made. These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to reflect actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the shares of common stock in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our”, “our company” and “Americas Wind” refer to Americas Wind Energy Corporation, and, unless otherwise indicated, our subsidiary, 6544797 Canada Ltd., a Canadian corporation, and our wholly-owned subsidiary Americas Wind Energy Inc., an Ontario corporation.

Corporate Overview

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

On May 14, 2008, we announced that we have entered into a letter of intent with Emergya Wind Technologies Holdings B.V. for Emergya to acquire all of our shares in a cash merger transaction. The merger is subject to completion of Emergya’s due diligence and a definitive agreement, approval of our stockholders and customary third party and regulatory approvals. The letter of intent has expired although the parties continue to discuss terms for an alternative transaction structure.

Our Current Business

We are engaged in the business of distributing wind power turbines to wind farm developers throughout North America. Our business strategy is to generate revenues through the sale of medium sized wind turbines and the licensing of Lagerwey wind turbine technology and product lines.

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

We intend to supply the Lagerwey Direct Drive technology to the North, South and Central American markets. The Lagerwey Direct Drive technology eliminates the main drive gear, the most problematic component of a wind turbine, and is intended to increase reliability and performance of our wind turbines. The Lagerway Direct Drive technology was purchased by Emergya Wind Technologies B.V., of which our company was one of the initial investors. Our company also provided the funds used by Emergya Wind Technologies B.V. to purchase the Lagerwey technology. We have a license agreement with Emergya Wind Technologies B.V. in respect of the Lagerwey technology for North, South and Central America.

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

5.           Diversity:

A number of medium sized units can provide continuing energy generation in the event of a shut down of one machine

Market for Wind Turbines

North America is a new market for medium wind turbines and is believed to be very large, but not easily quantifiable. We have reviewed the rapidly expanding market for wind turbines in the Americas and believe that there is a very significant market for medium class wind turbines to serve small developers, small wind farms, industrials, farms and ranches, mining applications and government. The result was a determination to license the Lagerwey Direct Drive technology and to enter the market as a manufacturer and supplier of medium wind turbines.

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

Competition

The alternative energy industry is highly competitive. Numerous entities in the U.S., Canada and around the world compete with our efforts to provide energy. Globally, our largest competitors are Vestas, GE Wind, Siemens (Bonus) and Enercon. In North America, GE Wind and Vestas have over 70% of the market. There are also four other companies, including Suzlon, Gamesa and Mitsubishi, that have only a marginal presence in North America. Our company, with what we believe to be is a superior product, focuses on smaller, medium sized projects. The numerous projects which escape the attention of our larger competitors are our core business.

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

RISK FACTORS

Our business operations are subject to a number of risks and uncertainties, including, but not limited to those set forth below:

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

Since inception through July 31, 2008, we have incurred aggregate net losses of $2,527,552 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

ITEM 2:               DESCRIPTION OF PROPERTY

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

ITEM 3:               LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4:               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted during the fourth quarter of our fiscal year covered by this report to a vote by our security holders.

PART II

ITEM 5:	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "AWNE".

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
July 31, 2008	$0.49	$0.28
April 30, 2008	$0.61	$0.35
January 31, 2008	$0.68	$0.28
October 31, 2007	$0.95	$0.45
July 31, 2007	$1.48	$0.67
April 30, 2007	$2.64	$1.25
January 31, 2007	$2.50	$1.67
October 31, 2006	$1.84	$1.75
July 31, 2006(1)	No Trades	No Trades

(1)

These high and low bids are for the month of July, 2006 only. On August 11, 2006, our company changed its fiscal year end to July 31 resulting in this one-month transition period for the reporting of high and low bids.

Our common shares are issued in registered form. The transfer agent and registrar for our common stock is Pacific Stock Transfer Company, Suite 240, 500 East Warm Springs Road, Las Vegas, Nevada 89119. On October 17, 2008, the closing price for the common stock was $0.15.

On October 17, 2008, the list of stockholders for our shares of common stock showed 31 registered stockholders and 31,319,279 shares of common stock outstanding.

Dividends

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, it is our intention to retain future earnings for use in our operations and the expansion of our business.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended July 31, 2008.

ITEM 6:               MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATION

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

As at our year ended July 31, 2008, we had $89,186 in cash and a working capital deficit of $2,160,434, compared to $674,556 in cash and a working capital deficit of $298,593 at July 31, 2007.

As at our year ended July 31, 2008, our total current assets were $1,665,929 compared to total current assets of $1,344,138 at July 31, 2007.

As at year ended July 31, 2008, our total current liabilities were $3,826,363 compared to total current liabilities of $1,642,731 at July 31, 2007.

Year ended July 31, 2008 compared to year ended July 31, 2007

During our year ended July 31, 2008, our costs of sales were $1,277,564 and total expenses were $883,522 compared to cost of sales of $984,659 and expenses of $790,579 during the same period in 2007. The cost of sales were due to the recognition of losses on two contracts, being Wray and Windvision, reflecting the impact of fuel prices on transportation costs and steel prices]. Expenses for the year ended July 31, 2008 included: (i) general and administrative expenses of $868,167, an increase of 8% from the year ended July 31, 2007; (ii) foreign exchange gain of $89,797, a decrease in gain of 2% from the year ended July 31, 2007; and (iii) depreciation and amortization of $105,152, an increase of 303% from the year ended July 31, 2007. The increase in our expenses for the year July 31, 2008 compared to July 31, 2007 was primarily attributable to amortization of intangible asset and impact of foreign exchange when we translate our general and administrative expenses from Canadian dollars into US dollars.

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

Employees

As of October 17, 2008, we had three employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary and John Colmar. We plan to hire additional employees when circumstances warrant.

Going Concern

Our consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We experienced recurring losses from operations that raise substantial doubt as to our ability to continue as a going concern. As of July 31, 2008, we had a working capital deficiency of $2,160,434 and an accumulated deficit during the development stage of $2,423,197.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("SFAS") No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ("SFAS 158"). We are currently assessing the potential impact that the adoption of SFAS 159 could have on our consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. We are currently assessing the potential impact that the adoption of SFAS 159 could have on our consolidated financial statements.

In November 2007, FASB ratified the consensus on the Emerging Issues Task Forces ("EITF") Issue 07 01 “Accounting for Collaborative Arrangements” (“EITF 07 01”). EITF 07 01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable GAAP, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07 01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor customer (or analogous) relationship subject to Issue 01 9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07 01 is effective for fiscal years beginning after December 15, 2008. We have not yet completed an evaluation of EIFT 07 01, on our consolidated results of operations, and financial position.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations" and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes", to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets", to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 141(R) could have on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—amendment of Accounting Research Bulletin No. 51” (“SFAS 160”) SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We are currently assessing the potential impact that the adoption of SFAS 160 could have on our consolidated financial statements.

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

In February 2008, FASB issued FSP SFAS No. 157 1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157 1”). FSP SFAS 157 1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations”, or SFAS 141(R), "Business Combinations", regardless of whether those assets and liabilities are related to leases. This FSP shall be effective upon the initial adoption of SFAS 157.

In February 2008, FASB issued FSP SFAS No. 157 2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157 2”). FSP SFAS 157 2 delays the effective date of SFAS No. 157, “Fair Value Measurement,” for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

Earlier application is encouraged. We are currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statements.

In April 2008, FASB issued FSP SFAS 142-3 "Determination of the Useful Life of Intangible Assets" ("SFAS 142 3"). SFAS 142 3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). SFAS 142 3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. We are currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statements.

In May 2008, FASB issued FSP Accounting Principles Board ("APB") 141-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("APB 141-1"). APB 141-1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, APB 141-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. We are currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." We are currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statements.

In September 2008, FASB issued FSP No. 133 1 and FIN 45 4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" ("FSP SFAS 133 1 and FIN 45 4"). FSP 133 1 and FIN 45 4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP SFAS 133-1 and FIN 45-4 that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. We are currently reviewing the effect, if any, the proposed guidance will have on our consolidated financial statements.

In October 2008, FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

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

Intangible Asset

Intangible asset represents an acquired license right. Previously, we determined that the asset met the indefinite life criteria outlined in Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Accordingly, we did not amortize this intangible asset, but instead reviewed this asset at least annually for impairment.

Effective August 1, 2007, we determined that the license right no longer met the indefinite life criteria and amortization of the intangible asset would begin in the fiscal year 2008 over the estimated useful life of 25 years.

Impairment of Long lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, We use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management believes that no impairment existed as of July 31, 2008.

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

The amount of any excess accumulated costs over related billings are described as "costs of uncompleted contracts in excess of related billings" and are presented as a current asset. The amount of any excess accumulated billings over related costs are as "billings on uncompleted contracts in excess of related costs" and are presented as a current liability.

We assess the expectations of profitability of our contracts periodically. When there is reasonable certainty of an overall loss on a given contract, that estimated loss is recognized in full in the accounts. In estimating the loss on contract, all related disbursements are considered including those related to penalties and direct overhead. Provisions for contract losses are shown separately as a liability on the consolidated balance sheet. Any subsequent adjustments to the contract loss are recognized when reasonably estimable.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of consulting fees and materials.

Costs incurred in obtaining license rights to technology in the research and development stage, and that have no alternative future uses are expensed as incurred.

Certain research and development costs incurred for the year ended July 31, 2005 were included in the cost of sales category in the accompanying consolidated statement of operations and comprehensive loss for the period from July 29, 2002 (date of inception) through July 31, 2008 since we were unable to separate the actual cost of sales from the research and development component.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Foreign Currency Translation

Our functional currency is the Canadian dollar. In accordance with the provision of SFAS No. 52, "Foreign Currency Translation," we translate our balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translate our revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or loss, a component of stockholders' equity or deficit. Gains or losses resulting from foreign currency transactions are included in earnings.

Comprehensive Income or Loss

We apply the provisions of SFAS No. 130 “Reporting Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported as comprehensive income (loss).

Earnings or Loss Per Share

We account for earnings or loss per share pursuant to SFAS No. 128, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.

ITEM 7:               FINANCIAL STATEMENTS

AMERICAS WIND ENERGY CORPORATION
AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008 AND 2007
(EXPRESSED IN U.S. DOLLARS)

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Americas Wind Energy Corporation

          We have audited the accompanying consolidated balance sheets of Americas Wind Energy Corporation (A Development Stage Company) and subsidiaries (the "Company") as of July 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficit) and cash flows for the years ended July 31, 2008 and 2007 and the period from July 29, 2002 (date of inception) through July 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americas Wind Energy Corporation and subsidiaries as of July 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended July 31, 2008 and 2007, and the period from July 29, 2002 (date of inception) through July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ SF Partnership, LLP
Toronto, Canada	CHARTERED ACCOUNTANTS
October 21, 2008

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

	2008	2007

ASSETS
Current Assets
Cash	$89,186	$674,556
Accounts receivable - trade (note 4)	102,639	468,995
Other receivables	14,084	42,659
Costs on uncompleted contracts in excess of related billings
(note 5)	1,407,313	157,928
Prepaid expenses	52,707	-
Total Current Assets	1,665,929	1,344,138
Equipment, Net (note 6)	7,601	111,690
Accounts Receivable - Trade, Noncurrent (note 4)	48,830	46,870
Intangible Asset, Net (note 7)	2,043,303	2,043,007
Total Assets	$3,765,663	$3,545,705
LIABILITIES
Current Liabilities
Accounts payable	$639,174	$147,932
Accrued liabilities	183,333	122,093
Due to stockholders (note 8)	493,903	317,062
Billings on uncompleted contracts in excess of related costs (note 5)	940,730	1,055,644
Convertible loan payable (note 9)	312,506	-
Provision for contract losses (note 10)	1,256,717	-
Total Current Liabilities	3,826,363	1,642,731
Total Liabilities	3,826,363	1,642,731

Commitments and Contingencies (note 15)

STOCKHOLDERS' EQUITY (DEFICIT)
Capital Stock
Class "A" special voting shares, no par value;
30,000,000 shares authorized, 21,184,615 shares
(2007 - 25,000,000 shares) issued and outstanding,
however deemed to be cancelled (note 11(g))	-	-
Common stock, $0.0001 par value per share;
100,000,000 shares authorized; 31,319,279 shares
(2007 - 27,503,894 shares) issued and outstanding;
21,184,615 shares (2007 - 25,000,000 shares) deemed
issued and outstanding (note 11(g))	5,250	5,250
Additional Paid-In Capital	2,461,602	2,386,602
Accumulated Other Comprehensive Loss	(104,355)	(121,168)
Accumulated Deficit During the Development Stage	(2,423,197)	(367,710)
Total Stockholders' Equity (Deficit)	(60,700)	1,902,974
Total Liabilities and Stockholders' Equity (Deficit)	$3,765,663	$3,545,705

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Income (Loss)
For the Years Ended July 31, 2008 and 2007, and Cumulative
from Inception (July 29, 2002) through July 31, 2008
(Expressed in U.S. Dollars)

			Cumulative from
			Inception
			(July 29, 2002)
	Year Ended	Year Ended	Through
	July 31,	July 31,	July 31,
	2008	2007	2008

Sales	$-	$950,853	$1,591,693

Cost of Sales	1,277,564	984,659	3,154,198

Gross Loss	(1,277,564)	(33,806)	(1,562,505)

Expenses
General and administrative	868,167	802,179	2,120,193
Depreciation and amortization	105,152	26,105	154,222
License fee (note 15)	-	27,711	27,711
Royalty fee (note 15)	-	25,755	25,755
Foreign exchange gain	(89,797)	(91,171)	(313,347)

Total Expenses	883,522	790,579	2,014,534

Loss from Operations	(2,161,086)	(824,385)	(3,577,039)

Other Income (Expense)
Gain on sale of equipment	199,156	-	199,156
Gain on sale of investment in
Emergya Wind Technologies
B.V. Inc.	-	1,129,247	1,129,247
Gain on settlement of debt	-	-	311,205
Interest and financing costs	(94,607)	(132,110)	(615,104)
Other income	1,050	14,789	81,951

Total Other Income	105,599	1,011,926	1,106,455

Income (Loss) Before Income Taxes	(2,055,487)	187,541	(2,470,584)

Benefit from income taxes (note 13)	-	56,703	56,703

Net Income (Loss)	(2,055,487)	244,244	(2,423,197)

Foreign currency translation adjustment	16,813	(22,311)	(104,355)

Comprehensive Income (Loss)	$(2,038,674)	$165,230	$(2,527,552)

Loss Per Share (note 14)
Basic	$(0.04)	$-

Diluted	$(0.04)	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through July 31, 2008
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance - July 29, 2002 (date
of inception)	-	$-	57,545,143	$5,754	$(5,754)	$-	$-	$-

Stock issued at inception for cash	-	-	-	-	64	-	-	64
Foreign currency translation
adjustment	-	-	-	-	-	(1,243)	-	(1,243)
Net loss for the period	-	-	-	-	-	-	(19,423)	(19,423)

Balance - July 31, 2003	-	-	57,545,143	5,754	(5,690)	(1,243)	(19,423)	(20,602)

Foreign currency translation
adjustment	-	-	-	-	-	40,306	-	40,306
Net loss for the year	-	-	-	-	-	-	(431,939)	(431,939)

Balance - July 31, 2004	-	-	57,545,143	5,754	(5,690)	39,063	(451,362)	(412,235)

Stock issued for cash	-	-	-	-	1	-	-	1
Foreign currency translation
adjustment	-	-	-	-	-	(85,476)	-	(85,476)
Net loss for the year	-	-	-	-	-	-	(137,873)	(137,873)

Balance - July 31, 2005	-	-	57,545,143	5,754	(5,689)	(46,413)	(589,235)	(635,583)

Stock issued for cash	-	-	-	-	25	-	-	25
Foreign currency translation
adjustment	-	-	-	-	-	(52,444)	-	(52,444)
Net loss for the year	-	-	-	-	-	-	(22,719)	(22,719)

Balance - July 31, 2006	-	$-	57,545,143	$5,754	$(5,664)	$(98,857)	$(611,954)	$(710,721)

(The accompanying notes are an integral part of these consolidated financial statements. )

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders' Equity (Deficit) (cont'd)
For the Periods from Inception (July 29, 2002) Through July 31, 2008
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance - July 31, 2006 as
carried forward	-	$-	57,545,143	$5,754	$(5,664)	$(98,857)	$(611,954)	$(710,721)

Cancellation of shares as part of the
share exchange	-	-	(37,541,249)	(3,754)	3,754	-	-	-
Share exchange transaction on
August 11, 2006 - issuance of
30,000,000 Class A special
voting shares in exchange for
130,000 shares of AWE Inc.	30,000,000	-	-	-	4,262	-	-	4,262
Exchangeable shares presented as
having been converted (note 11)	(25,000,000)	-	25,000,000	2,500	(2,500)	-	-	-
Class A special voting shares
converted (note 11)	(5,000,000)	-	5,000,000	500	(500)	-	-	-
Issuance of shares in relation to
private placement for cash	-	-	2,500,000	250	2,147,106	-	-	2,147,356
Issuance of stock purchase warrants
(note 11)	-	-	-	-	402,644	-	-	402,644
Issuance of compensation options
(note 11)	-	-	-	-	40,275	-	-	40,275
Share issuance costs (note 11)	-	-	-	-	(202,775)	-	-	(202,775)
Foreign currency translation
adjustment	-	-	-	-	-	(22,311)	-	(22,311)
Net income for the year	-	-	-	-	-	-	244,244	244,244

Balance - July 31, 2007	-	-	52,503,894	5,250	2,386,602	(121,168)	(367,710)	1,902,974
Issuance of stock purchase warrants
(note 9)	-	-	-	-	75,000	-	-	75,000
Foreign currency translation
adjustment	-	-	-	-	-	16,813	-	16,813
Net loss for the year	-	-	-	-	-	-	(2,055,487)	(2,055,487)

Balance - July 31, 2008	-	$-	52,503,894	$5,250	$2,461,602	$(104,355)	$(2,423,197)	$(60,700)

(The accompanying notes are an integral part of these consolidated financial statements. )

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2008 and 2007 and Cumulative from
Inception (July 29, 2002) Through July 31, 2008
(Expressed in U.S. Dollars)

			Cumulative from
			Inception
	Year Ended	Year Ended	(July 29, 2002)
	July 31,	July 31,	Through
	2008	2007	July 31, 2008
Cash Flows from Operating Activities
Net income (loss)	$(2,055,487)	$244,244	$(2,423,197)
Adjustments for non-cash items:
Provision for contract losses	1,277,564	-	1,277,564
Depreciation and amortization	105,152	26,105	154,222
Accretion on convertible loan payable	27,909	-	27,909
Interest on convertible loan payable	10,219	-	10,219
Gain on sale of equipment	(199,156)	-	(199,156)
Gain on sale of investment in Emergya Wind Technologies B.V.
Inc.	-	(1,129,247)	(1,129,247)
Gain on settlement of debt	-	-	(311,205)
Changes in non-cash working capital, net of effects from
acquisition:
Accounts receivable - trade	364,396	(515,865)	(151,469)
Other receivables	28,575	49,699	(8,382)
Costs on uncompleted contract in excess of related billings	(1,249,385)	(117,422)	(1,407,313)
Prepaid expenses	(52,707)	4,419	(52,707)
Accounts payable	491,242	(56,816)	637,503
Accrued liabilities	61,240	91,163	183,333
Billings on uncompleted contract in excess of related costs	(114,914)	763,715	940,730

Net Cash Used in Operating Activities	(1,305,352)	(640,005)	(2,451,196)

Cash Flows from Investing Activities
Proceeds from sale of equipment	295,755	-	295,755
Acquisition of equipment	(4,562)	-	(165,322)
Proceeds from sale of investment in Emergya Wind
Technologies B.V. Inc.	-	1,931,479	1,931,479
Acquisition of investment in Emergya Wind Technologies
B.V. Inc.	-	-	(798,257)
Acquisition of intangible asset	-	-	(1,731,802)

Net Cash Provided by (Used in) Investing Activities	291,193	1,931,479	(468,147)

Cash Flows from Financing Activities
Proceeds from convertible loan payable	275,000	-	275,000
Proceeds from issuance of warrants	75,000	-	75,000
Due to stockholders	176,841	102,587	493,903
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	(1,698,362)	(1,713,046)
Decrease in advances from investors	-	(1,321,677)	(1,321,677)
Increase in advances from investors	-	-	1,321,677
Cash from subsidiary acquired	-	231	231
Proceeds from issuance of common stock	-	2,550,000	2,550,090
Stock issuance costs	-	(145,832)	(162,500)

Net Cash Provided by (Used in) Financing Activities	526,841	(513,053)	3,231,724

Effect of Exchange Rate Change on Cash	(98,052)	(149,849)	(223,195)

Increase (Decrease) in Cash	(585,370)	628,572	89,186

Cash - Beginning of Period	674,556	45,984	-

Cash - End of Period	$89,186	$674,556	$89,186

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

1.	Organization, Development Stage Activities, and Going Concern

Americas Wind Energy Corporation (the "Company") was incorporated under the laws of the State of Nevada on August 22, 2003. The Company was acquired in a reverse merger transaction on August 11, 2006. The Company changed its ordinary course of business from that of establishing a marine adventure tourism business to that of manufacturing and distributing wind power turbines to wind farm developers throughout the Americas through its operating subsidiary incorporated in Canada, Americas Wind Energy Inc. ("AWE Inc."), which has been involved in the wind turbines business since July 29, 2002.

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

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of July 31, 2008, the Company had a negative working capital of $2,160,434 (2007 - $298,593) and an accumulated deficit during the development stage of $2,423,197 (2007 - $367,710).

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America, and their basis of application is consistent with that of the previous year. Set forth below are the Company's significant accounting policies:

	a)	Basis of Presentation

The consolidated financial statements include the accounts of Americas Wind Energy Corporation, and 6544797 Canada Ltd. and its wholly owned legal subsidiary, AWE Inc. All significant intercompany balances and transactions are eliminated on consolidation. For financial reporting purposes, AWE Inc. is the accounting parent company.

	b)	Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Computer equipment	30%	Declining balance
Computer software	100%	Declining balance
Manufacturing equipment	20%	Declining balance

c)	Intangible Asset, Net

Intangible asset represents an acquired license right. Previously, the Company determined that the asset met the indefinite life criteria outlined in Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Accordingly, the Company did not amortize this intangible asset, but instead reviewed this asset at least annually for impairment.

Effective August 1, 2007, the Company determined that the license right no longer met the indefinite life criteria and amortization of the intangible asset would begin in the fiscal year 2008 over the estimated useful life of 25 years.

d)	Impairment of Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management believes that no impairment existed as of July 31, 2008.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	e)	Revenue Recognition

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

The amount of any excess accumulated costs over related billings are described as "costs of uncompleted contracts in excess of related billings" and are presented as a current asset. The amount of any excess accumulated billings over related costs are as "billings on uncompleted contracts in excess of related costs" and are presented as a current liability.

The Company assesses the expectations of profitability of its contracts periodically. When there is reasonable certainty of an overall loss on a given contract, that estimated loss is recognized in full in the accounts. In estimating the loss on contract, all related disbursements are considered including those related to penalties and direct overhead. Provisions for contract losses are shown separately as a liability on the consolidated balance sheet. Any subsequent adjustments to the contract loss are recognized when reasonably estimable.

	f)	Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of consulting fees and materials.

Costs incurred in obtaining license rights to technology in the research and development stage, and that have no alternative future uses are expensed as incurred.

Certain research and development costs incurred for the year ended July 31, 2005 were included in the cost of sales category in the accompanying consolidated statement of operations and comprehensive loss for the period from July 29, 2002 (date of inception) through July 31, 2008 since the Company was unable to separate the actual cost of sales from the research and development component.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	g)	Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

	h)	Foreign Currency Translation

In accordance with the provision of SFAS No. 52, "Foreign Currency Translation," the Company, whose functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or loss, a component of stockholders' equity or deficit. Gains or losses resulting from foreign currency transactions are included in earnings.

	i)	Comprehensive Income or Loss

The Company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income (loss).

	j)	Earnings or Loss Per Share

The Company accounts for earnings or loss per share pursuant to SFAS No. 128, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	k)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.

	l)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, “Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)” ("SFAS 158"). The Company is currently assessing the potential impact that the adoption of SFAS 158 could have on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently assessing the potential impact that the adoption of SFAS 159 could have on its consolidated financial statements.

In April 2007, the FASB issued a FASB Staff Positions ("FSP") on FASB Interpretation ("FIN") 39-1 ("FIN 39-1") which modifies FIN 39, “Offsetting of Amounts relating to Certain Contracts” (“FIN 39”). FIN 39-1 addresses whether a reporting entity that is party to a master netting arrangement can offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FIN 39. Upon adoption of this FSP, a reporting entity shall be permitted to change its accounting policy to offset or not offset fair value amounts recognized for derivative instruments under master netting arrangements. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	l)	Recent Accounting Pronouncements (cont'd)

In November 2007, FASB ratified the consensus on the Emerging Issues Task Forces ("EITF") Issue 07-01, “Accounting for Collaborative Arrangements” ("EITF 07-01"). EITF 07-01 requires collaborators to present the results of activities for which they act as the principal on a gross basis and report any payments received from (made to) other collaborators based on other applicable GAAP or, in the absence of other applicable generally accepted accounting principles, based on analogy to authoritative accounting literature or a reasonable, rational, and consistently applied accounting policy election. Further, EITF 07-01 clarified that the determination of whether transactions within a collaborative arrangement are part of a vendor-customer (or analogous) relationship subject to Issue 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” EITF 07-01 is effective for fiscal years beginning after December 15, 2008. The Company has not yet completed its evaluation of EITF 07-01 on the consolidated results of operations, and financial position.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141(R)"). This statement replaces SFAS No. 141, "Business Combinations," and requires an acquirer to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the statement. SFAS 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141(R)). In addition, SFAS 141(R)'s requirement to measure the noncontrolling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the noncontrolling interest in addition to that attributable to the acquirer. SFAS 141(R) amends SFAS No. 109, "Accounting for Income Taxes," to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. It also amends SFAS 142, "Goodwill and Other Intangible Assets," to, among other things, provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 141(R) could have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	l)	Recent Accounting Pronouncements (cont'd)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the noncontrolling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS 160 could have on its consolidated financial statements.

In February 2008, FASB issued FSP on SFAS No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (“FSP SFAS 140-3”). The objective of this FSP is to provide guidance on accounting for a transfer of a financial asset and a repurchase financing. This FSP presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” ("SFAS 140"). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Earlier application is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	l)	Recent Accounting Pronouncements (cont'd)

In February 2008, FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP SFAS 157-1”). FSP SFAS 157-1 amends SFAS 157 to exclude FASB Statement No. 13, "Accounting for Leases," and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under FASB Statement 13. However, this scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under FASB Statement No. 141, “Business Combinations,” or SFAS 141(R), regardless of whether those assets and liabilities are related to leases. This FSP shall be effective upon the initial adoption of SFAS 157.

In February 2008, FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP SFAS 157-2”). FSP SFAS 157-2 delays the effective date of SFAS No. 157, “Fair Value Measurement,” for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. It does not defer recognition and disclosure requirements for financial assets and financial liabilities, or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 161"). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Earlier application is encouraged. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	l)	Recent Accounting Pronouncements (cont'd)

In April 2008, FASB issued FSP SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), and other U.S. generally accepted accounting principles. FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In May 2008, FASB issued FSP Accounting Principles Board ("APB") 141-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 141-1"). FSP APB 141-1 clarifies convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 141-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 141-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States of America (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	l)	Recent Accounting Pronouncements (cont'd)

In September 2008, FASB issued FSP No. 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161"

("FSP SFAS 133-1 and FIN 45-4"). FSP 133-1 and FIN 45-4 is intended to improve disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial position, financial performance, and cash flows of the sellers of credit derivatives. It amends FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, "Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others," to require an additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP SFAS 133-1 and FIN 45-4 that amend Statement 133 and Interpretation 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In October 2008, FASB issued FSP SFAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (“FSP SFAS 157-3”). FSP SFAS 157-3 clarifies the application of FASB Statement No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP SFAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

3.	Fair Value Measurements (cont'd)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash (Level 1), accounts receivable, other receivables, accounts payable, accrued liabilities, and convertible loan payable (Level 2) are reflected in the consolidated balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

4.	Accounts Receivable - Trade

	2008	2007

Accounts receivable - trade	$102,639	$468,995
Accounts receivable - holdback	48,830	46,870

	151,469	515,865
Less: noncurrent portion	48,830	46,870

Current portion	$102,639	$468,995

Accounts receivable - holdback represents an amount specified under certain contracts that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved.

5.	Costs and Billings on Uncompleted Contracts

	2008	2007

Costs incurred on uncompleted contracts	$4,584,433	$1,989,780
Billings to date	(4,117,850)	(2,887,496)

	$466,583	$(897,716)

Such amounts are presented in the consolidated balance sheets under the following captions:

	2008	2007

Costs on uncompleted contracts in excess of related billings	$1,407,313	$157,928
Billings on uncompleted contracts in excess of related costs	(940,730)	(1,055,644)

	$466,583	$(897,716)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

6.	Equipment, Net

Equipment comprises the following:

		2008		2007
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Computer equipment	$15,027	$(11,673)	$14,424	$(10,026)
Computer software	5,147	(4,890)	4,940	(4,159)
Manufacturing equipment	4,562	(572)	145,298	(38,787)

Total	$24,736	$(17,135)	$164,662	$(52,972)

Net carrying amount		$7,601		$111,690

Depreciation expense charged to operations amounted to $18,602 for the year ended July 31, 2008 (2007 - $26,105).

7.	Intangible Asset, Net

		2008		2007
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization

License right	$2,179,440	$(87,178)	$2,179,440	$-
Translation adjustment	(50,999)	2,040	(136,433)	-

	$2,128,441	$(85,138)	$2,043,007	$-

Net carrying amount		$2,043,303		$2,043,007

On April 23, 2004, the Company entered into a license agreement with Emergya Wind Technologies B.V. Inc. ("EWT") to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was acquired for 1,350,000 euros (equivalent to $2,128,441).

Previously, the Company regarded the license right to have an indefinite life, as the intellectual rights and know-how employed in medium capacity wind turbines can be used for an indefinite period of time. In 2008, the Company assessed whether it was appropriate to treat the license right as an indefinite life intangible asset in light of recent advancement in wind turbine technology and determined that it would be appropriate to begin amortization in 2008 over the estimated useful life of 25 years.

Amortization expense charged to operations amounted to $86,550 for the year ended July 31, 2008 (2007 - $nil).

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

8.	Due to Stockholders

The amounts due to stockholders are unsecured and have no fixed terms of repayment. All the amounts bear interest of 10% per annum for the year ended July 31, 2008. For the year ended July 31, 2007, the amount due to one of the stockholders of $301,596 (inclusive of accrued interest) carried interest at 10% per annum, while the remaining amount did not bear any interest.

9.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of July 31, 2008, the Bank of Canada's rate was 4.75%), payable quarterly, is unsecured, and matures March 6, 2009. If the loan is not repaid in full on the date of maturity, the holder may convert the outstanding balance into shares of the Company at $0.32 per share.

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was measured but was not recognized as of July 31, 2008. This amount will be recorded as additional paid-in capital only when the contingency is resolved.

In addition, the Company has issued warrants to purchase 546,875 common shares of the Company at an exercise price of $0.35. In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” $275,000 of the cash consideration received by the Company has been allocated to the convertible loan and $75,000 has been allocated to the warrants based on their relative fair values at the date of issuance of convertible loan. The convertible loan is being accreted to its face value through a periodic charge to interest expense using the effective interest method. Accretion included in the interest and financing costs for the year ended July 31, 2008 amounted to $27,909.

10.	Provision for Contract Losses

Based on its review of the expected profitability on its contacts, management's best estimate of contract losses from uncompleted contracts amounted to $1,256,717 as of July 31, 2008 (2007 - $nil).

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

11.	Capital Stock

	a)	On October 14, 2005, the Company completed a forward stock split of 3.195 common shares for each outstanding common share as part of the return and cancellation of 39,138,752 post-split shares.

	b)	On April 4, 2006, the Company's Board of Directors approved the creation of 30,000,000 class A special voting shares. The Articles of Incorporation were amended on July 19, 2006.

	c)	Prior to the share exchange on August 11, 2006, the Company had 57,545,143 shares after giving retroactive effect to the abovementioned forward stock split.

	d)	On August 11, 2006, the Company cancelled 37,541,249 common shares owned by former stockholder and officer of the Company.

	e)	On August 11, 2006, the Company issued 30,000,000 class A special voting shares to the former stockholders of AWE Inc.

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

The Company also issued 250,000 compensation options to the agent in the private placement. Each option entitled the holder to purchase one common share at an exercise price of $1.50 per share for a period of 30 months from the closing of the private placement.

The fair value of the 2,500,00 warrants and 250,000 compensation options was calculated as $402,644 and $40,275, respectively, using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0.0%; risk-free interest rate of 4.5%; expected volatility of 48.0%; and an expected life of two years.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

11.	Capital Stock (cont'd)

g)

On August 11, 2006, the Company entered into a reverse merger transaction through its subsidiary 6544797 Canada Ltd. (“Purchaser”) with AWE Inc. Purchaser issued 30,000,000 class A preferred shares (“Preferred Shares”) convertible to 30,000,000 common shares of the Company and 30,000,000 class A special voting shares (“Special Voting Shares”) of the Company to AWE Inc. in exchange for all of the shares of AWE Inc. to maintain the voting rights.

The Preferred Shares and the Special Voting Shares, when taken together, are the economic equivalent of the corresponding common shares of the Company and entitle the holder to one vote on the same basis and in the same circumstances as one corresponding share of the common shares of the Company and are intended to be the same in all respects as the regular common shares and are not subordinate. The exchangeable shares are exchangeable at any time, at the option of the holder, on a one-for-one basis with the corresponding common shares of the Company.

For financial statement presentation purposes only, 21,184,615 (2007 - 25,000,000) Preferred Shares of the Purchaser were presented as having been converted into 21,184,615 (2007 - 25,000,000) common shares of the Company and the 21,184,615 (2007 - 25,000,000) Special Voting Shares of the Company were presented as having been cancelled to more accurately reflect the substance of the reverse merger transaction.

For the year ended July 31, 2008, the Company converted a total of 3,815,385 (2007 - 5,000,000) Special Voting Shares into common shares.

The Special Voting Shares are presented in the consolidated balance sheets as follows:

	2008	2007

Outstanding shares presented as having been
converted into common shares	21,184,615	25,000,000
Converted into common shares	8,815,385	5,000,000

Total	30,000,000	30,000,000

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

12.	Related Party Transactions and Balances

The Company owed or paid the following amounts to related parties:

		2008	2007
a)	Consulting fees

	Stockholders	$273,020	$239,787

b)	Interest expense

	Digital Predictive Systems Inc., a stockholder of the Company	$-	$102,234

	Stockholders	$42,203	$23,738

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

13.	Income Taxes

The Company's current income taxes are as follows:

	2008	2007

Expected income tax (expense) recovery at the
statutory rate of 34.6% (2007 - 35.0%)	$711,247	$(65,639)
Recognition of previously unrecognized tax asset	15,087	-
Nontaxable portion of gain on sale of investment in
Emergya Wind Technologies B.V. Inc.	-	197,618
Investment tax credit refund	-	56,703
Other permanent differences	(925)	(848)
Change in enacted tax rates	(3,108)	-
Translation adjustment	(8,190)	-
Change in valuation allowance	(714,111)	(131,131)

Benefit from income taxes	$-	$56,703

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

13.	Income Taxes (cont'd)

The components of deferred tax assets (liability) are as follows:

	2008	2007

Net operating loss carryforwards	$606,845	$359,109
Provision for contract losses	434,698	-
Intangible asset	29,449	-
Accrued warranty	6,148	5,969
Other deferred tax assets	2,535	-
Accounts receivable - holdback	(16,890)	(16,404)
Valuation allowance	(1,062,785)	(348,674)

Net	$-	$-

Investment tax credit refund in 2007 represents a refund received under the Scientific Research and Experimental Development program of the Canadian government for qualifying research and development spending for the year ended July 31, 2004.

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

As of July 31, 2007, the Company had $1,750,839 of Federal, provincial and state net operating loss carryforwards (including losses of $299,914 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208

$1,750,839

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

14.	Loss Per Share

The following table identifies the components of basic and diluted loss per share:

	2008	2007

Basic loss per share:
Basic net loss	$(2,055,487)	$244,244

Weighted number of average shares outstanding
during the year - basic	52,503,894	52,905,822

Basic loss per share	$(0.04)	$-

Diluted loss per share:
Diluted net loss	$(2,055,487)	$244,244

Weighted number of average shares outstanding
during the year - basic	52,503,894	52,905,822
Dilutive effect of warrants and compensation
options	56,090	250,000

Weighted number of average shares outstanding
during the year - diluted	52,559,984	53,155,822

Diluted loss per share	$(0.04)	$-

15.	Commitments and Contingencies

On May 13, 2008, the Company entered into a letter of intent with Emergya Wind Technologies Holdings B.V. ("EWT Holdings") for EWT Holdings to acquire all of the Company's outstanding shares for cash. As of July 31, 2008, the letter of intent had expired. The parties to the letter of intent are currently working on a more suitable arrangement.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

16.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			Through
	2008	2007	July 31, 2008

Acquisition of subsidiary, net of cash
acquired, through share exchange	$-	$4,031	$4,031

Issuance of compensation options as
commission for the private placement	$-	$40,275	$40,275

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			Through
	2008	2007	July 31, 2008

Income taxes	$-	$-	$-

Interest	$-	$460,747	$537,039

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2008 and 2007
(Expressed in U.S. Dollars)

17.	Financial Instruments

Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of the financial instruments approximates their carrying values, unless otherwise noted.

The carrying amount of cash, accounts receivable, other receivables, accounts payable, convertible loan payable, and accrued liabilities, as applicable, approximates fair value due to the short-term nature of these items and/or the current interest rates payable in relation to current market conditions.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest risk or currency risk and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.

Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance-sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

Interest Rate Risk

The Company is exposed to changing interest rates as a result of borrowings under the convertible loan payable, which bears interest at floating rates based on the Bank of Canada's prime rate. As of July 31, 2008, the Company had borrowings with a face amount of $350,000 under the convertible loan payable. A hypothetical 1% increase in variable interest rates would have impacted the Company's losses for the year ended July 31, 2008 by approximately $3,500. The Company does not enter into derivative or other financial investments for trading or speculative purposes.

Currency Risk

The Company is exposed to foreign currency risk because the Company purchases certain components and spares used in wind turbines in European euros and British pounds, while the contract revenues are denominated either in U.S. dollars or in Canadian dollars.

18.	Comparative Figures

Certain figures for the prior year have been reclassified to conform with the current year's consolidated financial statement presentation.

ITEM 8:               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A(T):       CONTROLS AND PROCEDURES

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of July 31, 2008, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

This annual report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Inherent limitations on effectiveness of controls

Internal control over financial reporting has inherent limitations which include but is not limited to the use of independent professionals for advice and guidance, interpretation of existing and/or changing rules and principles, segregation of management duties, scale of organization, and personnel factors. Internal control over financial reporting is a process which involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements on a timely basis, however these inherent limitations are known features of the financial reporting process and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the year ended July 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B:            OTHER INFORMATION

On May 14, 2008, we announced that we have entered into a letter of intent with Emergya Wind Technologies Holdings B.V. for Emergya to acquire all of our shares in a cash merger transaction. The merger is subject to completion of Emergya’s due diligence and a definitive agreement, approval of our stockholders and customary third party and regulatory approvals. The letter of intent has expired although the parties continue to discuss terms for an alternative transaction structure.

PART III

ITEM 9:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers, Promoters and Control Persons

The following individuals serve as the directors and executive officers of our company. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with our Company	Age	Date First Elected or Appointed
Harold C.F. Dickout	President, Chief Executive Officer, Chairman and Director	73	August 21, 2006
Frank D. Pickersgill	Secretary and Director	68	August 21, 2006
Shashi Dewan	Director	66	August 21, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person's principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Family Relationships

There are no family relationships among our directors or officers.

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

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended July 31, 2008. All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the State of Nevada and our By-laws, as valid and effective as if they had been passed at a meeting of our directors duly called and held.

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

Audit Committee Financial Expert

Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B.

We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our company do not believe that it is necessary to have an audit committee because our company believes that the functions of an audit committee can be adequately performed by our board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our shares of common stock and other equity securities, on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended July 31, 2008, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Required Forms
Harold C.F. Dickout	1(1)	1	N/A
Frank Pickersgill	2(1)(2)	2	N/A
Shashi Dewan	1(1)	1	N/A

[1]	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 - Initial Statement of Beneficial Ownership of Securities.

[2]	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 4 - Statement of Changes in Beneficial Ownership of Securities.

ITEM 10:             EXECUTIVE COMPENSATION

Executive Compensation

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended July 31, 2008; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended July 31, 2008, who we will collectively refer to as our named executive officers, of our company for the years ended July 31, 2008 and 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation does not exceed $100,000 for the respective fiscal year: The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended July 31, 2008.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensati on ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensati on ($)	Total ($)
Harold C.F. Dickout President, Chief Executive Officer and Chairman	2008 2007	150.000 150,000	5,000 N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	N/A N/A	155,000 150,000

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

Stock Option Plan

Currently, our company does not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options and Stock Appreciation Rights

From the date of inception and up to July 31, 2008, we did not grant any stock options or stock appreciation rights to any of our directors or officers and there were no stock options or stock appreciation rights outstanding on July 31, 2008.

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director’s fees or other cash compensation for services rendered as a director for the year ended July 31, 2008. We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of the directors or executive officers of our company or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER
                              MATTERS.

The following table sets forth, as of October 17, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(1)
Harold C.F. Dickout c/o 24 Palace Arch Drive Toronto, Ontario M9A 2S1	common stock	19,107,692(2)	38.66%
Frank Pickersgill c/o 24 Palace Arch Drive Toronto, Ontario M9A 2S1	common stock	5,756,262(3)	16.68%
Digital Predictive Systems Inc. (4) 18 King George’s RD Toronto, ON Canada M8X 1K7	common stock	2,769,231	8.84%
Roche Capital Group SA Harbour Gates PO Box 561 Providenciales, Turks & Caicos	common stock	2,500,000	7.98%
Directors and Executive Officers as a Group (3 person)	common stock	27,615,654	56.59%

(1)

Based on 31,319,279 shares of common stock issued and outstanding as of October 17, 2008. Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)

Includes 18,107,692 shares of common stock issuable to Harold Dickout upon exchange of 18,107,692 class A special voting shares in the capital of our company. Mr. Dickout is a director and the President, Chief Executive Officer and Chairman of our company.

(3)

Includes 3,076,923 shares of common stock issuable to Frank Pickersgill upon exchange of 3,076,923 class A special voting shares in the capital of our company. Mr. Pickersgill is a director and the Secretary of our company.

(4)	Digital Predictive Systems Inc., a company controlled by Shashi Dewan, a director of our company.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Equity Compensation Plan Information

As at July 31, 2008, we do not have any equity compensation plans in place.

ITEM 12:             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended July 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last three completed fiscal years.

Corporate Governance

We currently act with three (3) directors, consisting of Harold C.F. Dickout, Frank Pickersgill and Shashi Dewan.

We have determined that Frank Pickersgill and Shashi Dewan are independent directors, as that term is used in Rule 4200(a)(15) of the NASDAQ manual.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The directors of our company do not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by our directors.

Transactions with Independent Directors

Our independent directors did not enter into any transactions, relationships or arrangements during the year ended July 31, 2008 there were considered by our board of directors in determining whether the director maintained his independence in accordance with NASDAQ Marketplace Rule 4200(a)(15).

ITEM 13:             EXHIBITS AND REPORTS

Exhibit
Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1

Share Exchange Agreement dated August 11, 2006, among Northwest Passage Ventures, Ltd., 6544797 Canada Ltd., Americas Wind Energy Inc. and the shareholders of Americas Wind Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003).

Exhibit
Number	Description

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

10.2	Convertible Loan Agreement between our company and Smart Goal Investment Limited (incorporated by reference from our Current Report on Form 8-K filed on April 11, 2008)

(16)	Letter on Change in Certifying Accountant

16.1	Letter from Madsen and Associates CPA’s Inc. regarding change in certifying accountant. (incorporated by reference from our Current Report on Form 8-K filed on December 12, 2006)

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.

Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* filed herewith

ITEM 14:             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's independent registered public accounting firm, for the years ended July 31, 2008 and July 31, 2007:

Services	2008	2007
Audit fees	$112,399	$72,017
Audit related fees	$Nil	$2,400
Tax fees	$Nil	$Nil
All other fees	$Nil	$Nil
Total fees	$112,399	$74,417

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities and Exchange Commission and other services that are normally provided by SF Partnership LLP for the fiscal years ended July 31, 2008 and 2007.

Audit related Fees. There were $Nil audit related fees paid to SF Partnership LLP for the fiscal year ended July 31, 2008 and $2,400 for the fiscal year ended July 31, 2007.

Tax Fees. Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

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
       Date: November 12, 2008.

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
       Harold C.F. Dickout
       President, Chief Executive Officer, Chairman and Director
       Principal Executive Officer, Principal Financial Officer and
       Principal Accounting Officer
       Date: November 12, 2008.

By:  /s/ Frank Pickersgill
        Frank Pickersgill
        Secretary and Director
        Date: November 12, 2008.

By: /s/ Shashi Dewan
        Shashi Dewan
        Director
        Date: November 12, 2008.