Form 10-Q
period 2008-10-31
AMERICAS WIND ENERGY CORP
filed 2009-01-21
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-50861

AMERICAS WIND ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-0177856
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Palace Arch Drive, Toronto, Ontario, Canada	M9A 2S1
(Address of principal executive offices)	(Zip Code)

416.233.5670
(Registrant’s telephone number, including area code)

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
[X] YES    [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.
See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[   ] YES    [X] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[   ] YES    [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 31,319,279 common shares issued and outstanding as of January 16, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

F-2

AMERICAS WIND ENERGY CORPORATION

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED OCTOBER 31, 2008 AND 2007

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Balance Sheets
October 31, 2008 and July 31, 2008
(Expressed in U.S. Dollars)

	October 31,	July 31,
	2008	2008
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$14,148	$89,186
Accounts receivable - trade (note 4)	69,961	102,639
Other receivables	11,099	14,084
Costs on uncompleted contracts in excess of related billings
(note 5)	882,261	1,407,313
Prepaid expenses	27,810	52,707
Total Current Assets	1,005,279	1,665,929
Equipment, Net (note 6)	6,014	7,601
Accounts Receivable - Trade, Noncurrent (note 4)	41,510	48,830
Intangible Asset, Net (note 7)	1,718,903	2,043,303
Total Assets	$2,771,706	$3,765,663
LIABILITIES
Current Liabilities
Accounts payable	$505,450	$639,174
Accrued liabilities	125,340	183,333
Billings on uncompleted contracts in excess of related costs (note 5)	940,730	940,730
Due to stockholders (note 8)	462,098	493,903
Convertible loan payable (note 9)	337,422	312,506
Provision for contract losses (note 10)	743,964	1,256,717
Total Current Liabilities	3,115,004	3,826,363
Total Liabilities	3,115,004	3,826,363

Commitments and Contingencies (note 13)

STOCKHOLDERS' DEFICIT
Capital Stock
Class "A" special voting shares, no par value;
30,000,000 shares authorized, 21,184,615 shares
issued and outstanding, however deemed to be
cancelled	-	-
Common stock, $0.0001 par value per share;
100,000,000 shares authorized; 31,319,279 shares
issued and outstanding; 21,184,615 shares deemed
issued and outstanding	5,250	5,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Loss	305,595	(104,355)
Accumulated Deficit During the Development Stage	(3,115,745)	(2,423,197)
Total Stockholders' Deficit	(343,298)	(60,700)
Total Liabilities and Stockholders' Deficit	$2,771,706	$3,765,663

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Statements of Operations and Comprehensive Income (Loss)
For the Three-Month Periods Ended October 31, 2008 and 2007 and
Cumulative from Inception (July 29, 2002) through October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

			Cumulative
			from Inception
			(July 29,
	Three Months	Three Months	2002)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2008	2007	2008

Sales	$-	$-	$1,591,693
Cost of Sales	-	-	3,154,198

Gross Loss	-	-	(1,562,505)

Expenses
General and administrative	104,110	39,561	2,263,619
License fee	-	-	27,711
Royalty fee	-	-	25,755
Foreign exchange loss	520,856	7,031	177,509
Depreciation and amortization	20,302	6,230	174,524

Total Expenses	645,268	52,822	2,669,118

Loss from Operations	(645,268)	(52,822)	(4,231,623)

Other Income (Expenses)
Gain on sale of investment in Emergya
Wind Technologies B.V. Inc.	-	-	1,129,247
Gain on settlement of debt	-	-	311,205
Gain on sale of equipment	-	-	199,156
Other income	-	941	81,951
Interest expense and financing
costs	(47,280)	(8,294)	(662,384)

Total Other Income (Expenses)	(47,280)	(7,353)	1,059,175

Loss Before Income Taxes	(692,548)	(60,175)	(3,172,448)
Benefit from income taxes (note 12)	-	-	56,703

Net Loss	(692,548)	(60,175)	(3,115,745)
Foreign currency translation adjustments	409,950	238,295	305,595

Comprehensive Income (Loss)	$(282,598)	$178,120	$(2,810,150)

Loss per Share - Basic and Diluted	$0.013	$0.001

Weighted Average Number of
Shares Outstanding During the
Periods - Basic and Diluted	52,503,894	52,503,894

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Statements of Cash Flows
For the Three-Month Periods Ended October 31, 2008 and 2007 and
Cumulative from Inception (July 29, 2002) through October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

			Cumulative
			from Inception
			(July 29, 2002)
			through
	2008	2007	October 31, 2008
Cash Flows from Operating Activities
Net loss	$(692,548)	$(60,175)	$(3,115,745)
Adjustments for:
Accretion on convertible loan payable	20,761	-	48,670
Interest on convertible loan payable	6,520	-	16,739
Depreciation and amortization	20,302	6,230	174,524
Provision for contract losses	(355,149)	-	922,415
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Gain on settlement of debt	-	-	(311,205)
Gain on sale of equipment	-	-	(199,156)
Changes in non-cash working capital, net of effects
from acquisition:
Accounts receivable	39,998	373,294	(111,471)
Other receivables	2,985	1,072	(5,397)
Costs on uncompleted
contract in excess of related billings	525,052	(218,876)	(882,261)
Prepaid expenses	24,897	(12,984)	(27,810)
Accounts payable	(133,724)	20,450	503,779
Accrued liabilities	(57,993)	(3,690)	125,340
Billings on uncompleted contract in excess of related costs	-	(57,186)	940,730

Net Cash (Used in)/Provided by Operating Activities	(598,899)	48,135	(3,050,095)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	-	-	275,000
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	(31,805)	-	462,098
Stock issuance costs	-	-	(162,500)

Net Cash (Used in)/Provided by Financing Activities	(31,805)	-	3,199,919

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind
Technologies B.V. Inc.	-	-	1,931,479
Proceeds from sale of equipment	-	-	295,755
Acquisition of equipment	-	(4,670)	(165,322)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(798,257)
Acquisition of intangible	-	-	(1,731,802)

Net Cash Used in Investing Activities	-	(4,670)	(468,147)

Effect of Exchange Rate Change on Cash	555,666	1,115	332,471

Change in Cash	(75,038)	44,580	14,148
Cash - Beginning of Period	89,186	674,556	-

Cash - End of Period	$14,148	$719,136	$14,148

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2008
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

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of October 31, 2008, the Company had a negative working capital of $2,109,725 and an accumulated deficit during the development stage of $3,115,745.

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

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2009. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2008.

	b)	Earnings or Loss Per Share

The Company accounts for earnings or loss per share pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.

	c)	Use of Estimates

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

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	d)	Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Positions ("FSP") Emerging Issues Task Force ("EITF") Issue 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In December 2008, FASB issued FSP SFAS 140-4 and FASB Interpretation ("FIN") 46 (R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46 (R)”). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB SFAS 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R)” are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R) is effective for reporting periods (annual or interim) ending after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	d)	Recent Accounting Pronouncements (cont'd)

In January 2009, FASB issued FSP EITF 99-20-1, “Amendments to the Impairment of Guidance of EITF Issue No. 99-20” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”, to achieve more consistent determination of whether an other-than-temporary impairment has occurred. FSP EITF 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, and other related guidance. FSP EITF 99-20-1 is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective application to a prior interim or annual reporting period is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

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

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

4.	Accounts Receivable

2008

Accounts receivable - trade	$69,961
Accounts receivable - holdback	41,510

111,471
Less: non-current portion	(41,510)

Current portion	$69,961

Accounts receivable - holdback represents an amount specified under certain contracts that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved.

5.	Costs and Billings on Uncompleted Contracts

2008

Costs incurred on uncompleted contracts	$3,909,955
Billings to date	(3,968,424)

$(58,469)

Such amounts are presented in the consolidated balance sheet under the following captions:

2008

Costs on uncompleted contracts in excess of related billings	$882,261
Billings on uncompleted contracts in excess of related costs	(940,730)
$(58,469)

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

6.	Equipment, Net

Equipment comprises the following:

		2008
		Accumulated
	Cost	Depreciation
Computer equipment	$12,774	$(10,137)
Computer software	4,376	(4,211)
Manufacturing equipment	3,878	(666)
Total	$21,028	$(15,014)
Net carrying amount		$6,014

Depreciation expense charged to operations amounted to $491 for the three months ended October 31, 2008.

7.	Intangible Asset, Net

		2008
		Accumulated
	Cost	Amortization

License right	$2,179,440	$(108,972)
Translation adjustment	(370,068)	18,503

	$1,809,372	$(90,469)

Net carrying amount		$1,718,903

On April 23, 2004, the Company entered into a license agreement with Emergya Wind Technologies B.V. Inc. ("EWT") to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was acquired for 1,350,000 euros (equivalent to $1,809,372).

Amortization expense charged to operations amounted to $19,811 for the three months ended October 31, 2008.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

8.	Due to Stockholders

The amounts due to stockholders are unsecured and have no fixed terms of repayment. All amounts bear interest of 10% per annum.

9.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of October 31, 2008, the Bank of Canada's rate was 4%), payable quarterly, is unsecured, and matures March 6, 2009. If the loan is not repaid in full on the date of maturity, the holder may convert the outstanding balance into common shares of the Company at $0.32 per share.

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was measured but was not recognized as of October 31, 2008. This amount will be recorded as additional paid-in capital only when the contingency is resolved.

In addition, the Company has issued warrants to purchase 546,875 common shares of the Company at an exercise price of $0.35. In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” $275,000 of the cash consideration received by the Company has been allocated to the convertible loan and $75,000 has been allocated to the warrants based on their relative fair values at the date of issuance of convertible loan. The convertible loan is being accreted to its face value through a periodic charge to interest expense using the effective interest method. Accretion included in the interest and financing costs for the three months ended October 31, 2008 amounted to $20,761.

10.	Provision for Contract Losses

Based on its review of the expected profitability on our contracts, management's best estimate of contract losses from uncompleted contracts amounted to $743,964 as of October 31, 2008 (October 31, 2007 - $nil).

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

11.	Related Party Transactions

The Company incurred the following amounts with related parties:

		2008
a)	Consulting fees
	Stockholders	$49,541

b)	Interest expense
	Stockholders	$12,157

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

12.	Income Taxes

The Company's current income taxes are as follows:

2008

Expected income tax recovery at the statutory rate
of 34.6%	$362,426
Other permanent differences	(758)
Translation adjustment	(58,498)
Change in valuation allowance	(303,170)

Benefit from income taxes	$-

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

12.	Income Taxes (cont'd)

The components of deferred tax assets (liability) are as follows:

2008

Net operating loss carryforwards	$1,082,336
Provision for contract losses	257,337
Intangible asset	31,293
Accrued warranty	5,226
Other deferred tax assets	4,137
Accounts receivable - holdback	(14,358)
Valuation allowance	(1,365,971)

Net	$-

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

As of October 31, 2008, the Company had $3,125,406 of Federal, provincial and state net operating loss carryforwards (including losses of $306,787 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	1,374,567

$3,125,406

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2008
(Expressed in U.S. Dollars)
Unaudited

13.	Commitments and Contingencies

On May 13, 2008, the Company entered into a letter of intent with Emergya Wind Technologies Holdings B.V. ("EWT Holdings") for EWT Holdings to acquire all of the Company's outstanding shares for cash. As of October 31, 2008, the letter of intent had expired. The parties to the letter of intent are currently working on a more suitable arrangement.

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

Non-cash financing and investing activities are as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
			October 31,
	2008	2007	2008

Acquisition of subsidiary, net of cash
acquired, through share exchange	$-	$-	$4,031

Issuance of compensation options as
commission for the private placement	$-	$-	$40,275

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
	2008	2007	October 31, 2008

Income taxes	$-	$-	$-

Interest	$-	$-	$537,039

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "US$" refer to United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, “our company” and “Americas Wind” refer to Americas Wind Energy Corporation, and, unless otherwise indicated, our subsidiary, 6544797 Canada Ltd., a Canadian corporation, and our wholly-owned subsidiary Americas Wind Energy Inc., an Ontario corporation.

General Overview

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

Employees

As of January 16, 2009, we had three employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary and John Colmar. We plan to hire additional employees when circumstances warrant.

Going Concern

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

Three month Summary ending October 31, 2008 and 2007

		Three Months Ended
		October 31
		2008		2007
Revenue	$	Nil	$	Nil
Operating Expenses		$645,268		$52,822
Other Expenses		$47,280		7,353
Net Loss		$692,548		$60,175

Expenses

Our operating expenses for the three month periods ended October 31, 2008 and 2007 are outlined in the table below:

		Three Months Ended
		October 31
		2008		2007
General and Administrative		$104,110		$39,561
License Fee	$	Nil	$	Nil
Royalty Fee	$	Nil	$	Nil
Foreign Exchange Loss		$520,856		$7,031
Depreciation and amortization		$20,302		$6,230

Operating expenses for the three months ended October 31, 2008, increased by 1,121% as compared to the comparative period in 2007 primarily as a result of increases in general and administrative expenses, foreign exchange loss and depreciation and amortization.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At October	At July 31,	Percentage
	31, 2008	2008	Increase/Decrease
Current Assets	$1,005,279	$1,665,929	(40%	)
Current Liabilities	$3,115,004	$3,826,363	(19%	)
Working Capital	$(2,109,725)	$(2,160,434)	(2%	)

Cash Flows
		Three		Three
		Months		Months
		Ended		Ended
		October 31,		October 31,
		2008		2007
Net Cash Provided by (Used in) Operating Activities		$(598,899)		$48,135
Net Cash Used in Financing Activities		$(31,805)	$	Nil
Net Cash Used in Investing Activities	$	Nil		$(4,760)
Effect of Exchange Rate Changes		$555,666		$1,115
(Decrease) Increase In Cash during the Period		$(75,038)		$44,580

As of October 31, 2008, our company had working capital deficit of $2,109,725.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

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

Effective August 1, 2007, we determined that the license right no longer met the indefinite life criteria and amortization of the intangible asset began in the fiscal year 2008 over the estimated useful life of 25 years.

Impairment of Long lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", long lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We evaluate at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, we use future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management believes that no impairment existed as of October 31, 2008.

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

Certain research and development costs incurred for the year ended July 31, 2005 were included in the cost of sales category in the accompanying consolidated statement of operations and comprehensive loss for the period from July 29, 2002 (date of inception) through October 31, 2008 since we were unable to separate the actual cost of sales from the research and development component.

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

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4T. Controls and Procedures.

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

As of October 31, 2008, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president and chief executive officer (who is acting as our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of October 31, 2008, our internal control over financial reporting is effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US generally accepted accounting principles. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended October 31, 2008 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during the development of our new business operations. Prospective investors should consider carefully the risk factors set out below.

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

Since inception through October 31, 2008, we have incurred aggregate net losses of $2,810,150 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

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
Date: January 20, 2009.