Form 10-Q
period 2009-01-31
AMERICAS WIND ENERGY CORP
filed 2009-03-24
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________________ to ____________________________

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
31,319,279 common shares issued and outstanding as of March 23, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIODS ENDED JANUARY 31, 2009 AND 2008

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Balance Sheets
January 31, 2009 and July 31, 2008
(Expressed in U.S. Dollars)

	January 31,	July 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$-	$89,186
Accounts receivable (note 4)	68,705	102,639
Other receivables	14,500	14,084
Costs on uncompleted contracts in excess of related billings
(note 5)	846,593	1,407,313
Prepaid expenses	12,725	52,707
Total Current Assets	942,523	1,665,929
Equipment, Net (note 6)	5,503	7,601
Accounts Receivable, Noncurrent (note 4)	40,765	48,830
Intangible Asset, Net (note 7)	1,670,284	2,043,303
Total Assets	$2,659,075	$3,765,663
LIABILITIES
Current Liabilities
Bank indebtedness	$19,720	$-
Accounts payable	579,845	639,174
Accrued liabilities	84,950	183,333
Billings on uncompleted contracts in excess of related costs (note 5)	940,730	940,730
Due to stockholders (note 8)	520,952	493,903
Convertible loan payable (note 9)	364,324	312,506
Provision for contract losses (note 10)	701,557	1,256,717
Total Current Liabilities	3,212,078	3,826,363
Total Liabilities	3,212,078	3,826,363

STOCKHOLDERS' DEFICIT
Capital Stock
Class "A" special voting shares, no par value;
30,000,000 shares authorized, 21,184,615 shares
issued and outstanding, however deemed to be
cancelled	-	-
Common stock, $0.0001 par value per share;
100,000,000 shares authorized; 31,319,279 shares
issued and outstanding; 21,184,615 shares deemed
issued and outstanding	5,250	5,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Income (Loss)	352,432	(104,355)
Accumulated Deficit During the Development Stage	(3,372,287)	(2,423,197)
Total Stockholders' Deficit	(553,003)	(60,700)
Total Liabilities and Stockholders' Deficit	$2,659,075	$3,765,663

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Six-Month Periods Ended January 31, 2009 and 2008 and the
Period from July 29, 2002 (date of inception) through January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

					Cumulative
					from Inception
					(July 29,
	Three Months	Three Months	Six Months	Six Months	2002)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31	January 31,	January 31,
	2009	2008	2009	2008	2009

Sales	$-	$-	$-	$-	$1,591,693
Cost of Sales	-	-	-	-	3,154,198
Gross Loss	-	-	-	-	(1,562,505)

Expenses
General and administrative	107,375	166,507	211,485	206,068	2,370,994
License fee	-	-	-	-	27,711
Royalty fee	-	29,249	-	29,249	25,755
Foreign exchange loss	84,600	-	605,456	7,031	262,109
Depreciation and amortization	25,205	6,072	45,507	12,302	199,729

Total Expenses	217,180	201,828	862,448	254,650	2,886,298

Loss from Operations	(217,180)	(201,828)	(862,448)	(254,650)	(4,448,803)

Other Income (Expenses)
Gain on sale of investment in Emergya
Wind Technologies B.V. Inc.	-	-	-	-	1,129,247
Gain on settlement of debt	-	-	-	-	311,205
Gain on sale of equipment	-	-	-	-	199,156
Other income	-	99	-	1,040	81,951
Interest expense and financing
costs	(39,362)	(7,762)	(86,642)	(16,056)	(701,746)

Total Other Income (Expenses)	(39,362)	(7,663)	(86,642)	(15,016)	1,019,813

Loss Before Income Taxes	(256,542)	(209,491)	(949,090)	(269,666)	(3,428,990)
Benefit from income taxes (note 12)	-	-	-	-	56,703

Net Loss	(256,542)	(209,491)	(949,090)	(269,666)	(3,372,287)
Foreign currency translation
adjustments	46,837	177,380	456,787	115,673	352,432

Comprehensive Loss	$(209,705)	$(32,111)	$(492,303)	$(153,993)	$(3,019,855)

Loss per Share – Basic and Diluted $	(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted Average Number of Shares
Outstanding During the Periods –
Basic and Diluted	52,503,894	52,503,894	52,503,894	52,503,894

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statements of Cash Flows
For the Six-Month Periods Ended January 31, 2009 and 2008 and
Cumulative from Inception (July 29, 2002) through January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

			Cumulative from
			Inception July 29, 2002
			(Date of Inception)
			through
	2009	2008	January 31, 2009
Cash Flows from Operating Activities
Net loss	$(949,090)	$(269,666)	$(3,372,287)
Adjustments for:
Accretion on convertible loan payable	42,816	-	70,725
Interest on convertible loan payable	11,367	-	21,586
Depreciation and amortization	45,507	12,302	199,729
Provision for contract losses	(384,201)	-	893,363
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Gain on settlement of debt	-	-	(311,205)
Gain on sale of equipment	-	-	(199,156)
Changes in non-cash working capital, net of effects
from acquisition:
Accounts receivable	41,254	277,451	(110,215)
Other receivables	(416)	11,175	(8,798)
Costs on uncompleted contract in excess of related billings	560,720	(282,260)	(846,593)
Prepaid expenses	39,982	(59,415)	(12,725)
Accounts payable	(59,329)	62,963	578,174
Accrued liabilities	(98,383)	(31,774)	84,950
Billings on uncompleted contract in excess of related costs	-	(15,989)	940,730

Net Cash Used in Operating Activities	(749,773)	(295,213)	(3,200,969)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from bank overdraft	19,720	-	19,720
Proceeds from convertible loan payable	-	-	275,000
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	27,049	19,888	520,952
Stock issuance costs	-	-	(162,500)

Net Cash Provided by Financing Activities	46,769	19,888	3,278,493

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind
Technologies B.V. Inc.	-	-	1,931,479
Proceeds from sale of equipment	-	-	295,755
Acquisition of equipment	-	(4,670)	(165,322)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(798,257)
Acquisition of intangible	-	-	(1,731,802)

Net Cash Used in Investing Activities	-	(4,670)	(390,623)

Effect of Exchange Rate Change on Cash	613,818	(22,230)	390,623

Change in Cash	(89,186)	(302,225)	-
Cash - Beginning of Period	89,186	674,556	-

Cash - End of Period	$-	$372,331	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
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

Going Concern Assumption

The Company's condensed consolidated interim financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of January 31, 2009, the Company had a negative working capital of $2,269,555 and an accumulated deficit during the development stage of $3,372,287.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2009. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2008.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	d)	Recent Accounting Pronouncements

In April 2008, Financial Accounting Standards Board ("FASB") issued FASB Staff Positions ("FSP") SFAS 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142- 3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles (“GAAP”). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In May 2008, FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In May, 2008, FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	d)	Recent Accounting Pronouncements (cont’d)

In September 2008, FASB issued FSP SFAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161" (“FSP SFAS 133-1 and FIN 45-4”). FSP SFAS 133-1 and FIN 45-4 amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. FSP SFAS 133-1 and FIN 45-4 also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, FSP SFAS 133-1 and FIN 45-4 clarifies the Board’s intent about the effective date of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. FSP SFAS 133-1 and FIN 45-4 is effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of FSP SFAS 133-1 and FIN 45-4 will have no impact on the Company’s financial statements.

In December 2008, FASB issued FSP Statement of Financial Accounting Standards ("SFAS") 140-4 and FASB Interpretation ("FIN") 46 (R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46 (R)”). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB SFAS 46 (revised December 2003), “Consolidation of Variable Interest Entities”, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R)” are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R) are effective for reporting periods (annual or interim) ending after December 15, 2008. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash (Level 1), accounts receivable, other receivables, bank indebtedness, accounts payable, accrued liabilities, due to stockholders and convertible loan payable (Level 2) are reflected in the consolidated interim balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

4.	Accounts Receivable

2009

Accounts receivable - trade	$68,705
Accounts receivable - holdback	40,765

109,470
Less: non-current portion	(40,765)

Current portion	$68,705

Accounts receivable - holdback represents an amount specified under certain contracts that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

5.	Costs and Billings on Uncompleted Contracts

2009

Costs incurred on uncompleted contracts	$3,456,369
Billings to date	(3,550,506)

$(94,137)

Such amounts are presented in the consolidated balance sheet under the following captions:

2009

Costs on uncompleted contracts in excess of related billings	$846,593
Billings on uncompleted contracts in excess of related costs	(940,730)

$(94,137)

6.	Equipment, Net

Equipment comprises the following:

		2009
		Accumulated
	Cost	Depreciation

Computer equipment	$12,343	$(10,149)
Computer software	4,297	(4,176)
Manufacturing equipment	4,010	(822)

Total	$20,650	$(15,147)

Net carrying amount		$5,503

Depreciation expense charged to operations amounted to $893 for the six months ended January 31, 2009.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

7.	Intangible Asset, Net

		2009
		Accumulated
	Cost	Depreciation

License right	$2,179,440	$(130,766)
Translation adjustment	(402,542)	24,152

	$1,776,898	$(106,614)

Net carrying amount		$1,670,284

On April 23, 2004, the Company entered into a license agreement with Emergya Wind Technologies B.V. Inc. ("EWT") to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was acquired for 1,350,000 euros (equivalent to $2,179,440).

Amortization expense charged to operations amounted to $37,580 for the six months ended January 31, 2009.

8.	Due to Stockholders

The amounts due to stockholders are unsecured and have no fixed terms of repayment. All amounts bear interest of 10% per annum.

9.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of January 31, 2009, the Bank of Canada's rate was 3%), payable quarterly, is unsecured, and matured on March 6, 2009. If the loan is not repaid in full on the date of maturity, Smart Goal Investment Limited (herein the “holder”) may convert the outstanding balance into common shares of the Company at $0.32 per share (see note 14(b)) for events subsequent to January 31, 2009.

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was measured but was not recognized as of January 31, 2009. This amount will be recorded as additional paid-in capital only when the contingency is resolved.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

9.	Convertible Loan Payable (cont’d)

In addition, the Company has issued warrants to purchase 546,875 common shares of the Company at an exercise price of $0.35. In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” $275,000 of the cash consideration received by the Company has been allocated to the convertible loan and $75,000 has been allocated to the warrants based on their relative fair values at the date of issuance of convertible loan. The convertible loan is being accreted to its face value through a periodic charge to interest expense using the effective interest rate method. Accretion included in the interest and financing costs for the six months ended January 31, 2009 amounted to $42,816.

10.	Provision for Contract Losses

Based on its review of the expected profitability on our contracts, management's best estimate of contract losses from uncompleted contracts amounted to $701,557 as of January 31, 2009 (January 31, 2008 - NIL).

11.	Related Party Transactions

The Company incurred the following amounts with related parties:

2009
a) Consulting fees

Stockholders	$104,573

b) Interest expense

Stockholders	$24,310

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

12.	Income Taxes

The Company's current income taxes are as follows:

Expected income tax recovery at the statutory rate
of 34.6%	$328,346
Other permanent differences	(758)
Translation adjustment	(63,521)
Change in valuation allowance	(264,067)

Benefit from income taxes	$-

The components of deferred tax assets (liability) are as follows:

2009

Net operating loss carryforwards	$1,049,903
Provision for contract losses	242,669
Intangible asset	36,878
Accrued warranty	5,133
Other deferred tax assets	6,369
Accounts receivable - holdback	(14,101)
Valuation allowance	(1,326,851)

Net	$-

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

12.	Income Taxes (cont’d)

As of January 31, 2009, the Company had $3,031,563 of Federal, provincial and state net operating loss carryforwards (including losses of $313,475 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	1,280,724

$3,031,563

13.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
			January 31,
	2009	2008	2009

Acquisition of subsidiary, net of cash
acquired, through share exchange	$-	$-	$4,031

Issuance of compensation options as
commission for the private placement	$-	$-	$40,275

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2009
(Expressed in U.S. Dollars)
Unaudited

13.	Cash Flow Supplemental Information (cont’d)

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
	2009	2008	January 31, 2009

Income taxes	$-	$-	$-

Interest	$-	$-	$537,039

14.	Subsequent Events

	a)	Entry into a Material Definitive Agreement

On March 5, 2009, the Company entered into a sublicense agreement with EWT, wherein the Company transferred its exclusive sales and manufacturing rights of the Direct Wind 750kW and 900kW mid-sized direct drive wind turbines to the Canadian, United States, Mexican and related territory markets to EWT. The Company will be receiving sublicense payments in an amount equal to the sum of (i) 2.5% of sales revenues and (ii) 12.5% of gross profit, not exceeding $28,000,000 in aggregate.

As part of the agreement, the Company has transferred to EWT all of its risks and benefits to its Waverly Light and Power (“Waverly”) and Rural Electric Convenience Cooperative Co. (“Rural”) contracts. As such, the Company is committed to transfer the deposits made by these customers of $627,500 and $313,750 by Waverly and Rural, respectively, to EWT.

Also, as part of the agreement, the Company assigned all of its rights and interest and obligations under the license agreement with GE Power Technology LLC ("GEPT"). Such license agreement required the Company to pay GEPT a royalty equal to $32,500 per one megawatt of capacity for each sale of a wind turbine.

	b)	Convertible Loan Payable

As the convertible loan payable (see note 9) was not repaid on March 6, 2009, its maturity date, the holder may, by written notice, exercise its rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As at March 20, 2009, the holder has not exercised its right of conversion.

	c)	Commissioning of Wray Contract

The Company commissioned the wind turbine from the Wray contract in February 2009, resulting in revenues and cost of sales of $1,100,341.

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

Effective March 5, 2009, we entered into a sublicense agreement with Americas Wind Energy Inc., our Ontario subsidiary company, Emergya Wind Technologies B.V. a Netherlands company and EWT-Americas Inc., a Delaware corporation, wherein we have agreed to grant to EWT-Americas an exclusive sublicense of all of our rights under a master license agreement dated April 23, 2004.

We had an exclusive license for the North American territory from EWT B.V., of the Netherlands, for the mid-sized direct drive wind turbines manufactured by EWT B.V.

We have provided a sub-license of these rights to EWT-Americas Inc. a wholly owned subsidiary of Emergya Wind Technologies Holdings N.V. and an affiliate of EWT B.V.

The major terms of the transaction which closed effective March 5, 2009 are:

  We sub-licensed to EWT-Americas our existing rights to market in North America

  EWT- Americas will be the exclusive manufacturer and supplier of EWT wind turbines in North America.

We will receive a fee based on a percentage of EWT-Americas business with a pre-determined list of present and potential AWE customers in the territory. The fee, to a maximum amount of $28 million, is payable over the next 5 years beginning immediately.

Our Current Business

We have been engaged in the business of distributing wind power turbines to wind farm developers throughout North America. Our business strategy was to generate revenues through the sale of medium sized wind turbines and the licensing of Lagerwey wind turbine technology and product lines.

Our company focused on the manufacturing and marketing of medium sized (500 – 1,000 megawatt (MW)) wind turbines for the North American market. Our strategy was to manufacture as much as possible in North America, providing both cost effectiveness and local content. All of our projects to date have made use of local tower manufacturers.

Our company held an exclusive license from Emergya Wind Technologies B.V., for the technology and product lines in the medium sized wind turbine class developed by Lagerwey Windturbine B.V., for North America. We replaced the European designed power converter in the Lagerwey product with a North American designed and manufactured power converter to meet North American standards and electrical grid requirements. The resulting product combines state of the art European wind turbine technology and experience with North American power electronics.

Effective March 5, 2009, we entered into a sublicense agreement with Americas Wind Energy Inc., our Ontario subsidiary company, Emergya Wind Technologies B.V. a Netherlands company and EWT-Americas Inc., a Delaware corporation, wherein we have agreed to grant to EWT-Americas an exclusive sublicense of all of our rights under a master license agreement dated April 23, 2004.

Cash Requirements

Over the next 12 months we intend to operate as a business development Company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Professional fees	$150,000

Other general administrative expenses	$600,000
License Fees	Nil
Royalty Fees	Nil
Total	$750,000

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

Our ability to develop new business in the current market environment may take some time.

Employees

As of March 23, 2009, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Results of Operations

Three month Summary ending January 31, 2009 and 2008

		Three Months Ended
		January 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$217,180		$201,828
Other Expenses		$39,362		$7,663
Net Loss		$256,542		$209,491

Expenses

Our operating expenses for the three month periods ended January 31, 2009 and 2008 are outlined in the table below:

		Three Months Ended
		January 31
		2009		2008
General and Administrative		$107,375		$166,507
License Fee	$	Nil	$	Nil
Royalty Fee	$	Nil		$29,249
Foreign Exchange Loss		$84,600	$	Nil
Depreciation and amortization		$25,205		$6,072

Operating expenses for the three months ended January 31, 2009, increased by 7.61% as compared to the comparative period in 2008 primarily as a result of an increase in foreign exchange loss and depreciation and amortization.

Six month Summary ending January 31, 2009 and 2008

		Six Months Ended
		January 31
		2009		2008
Revenue	$	Nil	$	Nil
Operating Expenses		$862,448		$254,650
Other Expenses		$86,642		$15,016
Net Loss		$949,090		$269,666

Expenses

Our operating expenses for the six month periods ended January 31, 2009 and 2008 are outlined in the table below:

		Six Months Ended
		January 31
		2009		2008
General and Administrative		$211,485		$206,068
License Fee	$	Nil	$	Nil
Royalty Fee	$	Nil		$29,249
Foreign Exchange Loss		$605,456		$7,031
Depreciation and amortization		$45,507		$12,302

Operating expenses for the six months ended January 31, 2009, increased by 238.68% as compared to the comparative period in 2008 primarily as a result of increases in foreign exchange loss and depreciation and amortization.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	January 31,	July 31, 2008	Increase/Decrease
	2009
Current Assets	$942,523	$1,665,929	(43.42%)
Current Liabilities	$3,212,078	$3,826,363	(16.05%)
Working Capital	$(2,269,555)	$(2,160,434)	5.05%

Cash Flows
		Six Months	Six Months
		Ended	Ended
		January 31,	January 31,
		2009	2008
Net Cash Used in Operating Activities		$(749,773)	$(295,213)
Net Cash Provided by Financing Activities		$46,769	$19,888
Net Cash Used in Investing Activities	$	Nil	$4,670
Effect of Exchange Rate Changes		$613,818	$(22,230)
Decrease In Cash during the Period		$(89,186)	$(302,225)

As of January 31, 2009, our company had working capital deficit of $2,269,555.

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

Item 4. Controls and Procedures.

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of January 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since inception through January 31, 2009, we have incurred aggregate net losses of $3,019,856 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to operate on a profitable basis.

Due to the nature of our business and the early stage of our development, our securities must be considered highly speculative We have been engaged in the business of distributing wind power turbines to wind farm developers in North America. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term.

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

10.2	Convertible Loan Agreement between our company and Smart Goal Investment Limited (incorporated by reference from our Current Report on Form 8-K filed on April 11, 2008)

10.3	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.4	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.5	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.6	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

(16)	Letter on Change in Certifying Accountant

16.1	Letter from Madsen and Associates CPA’s Inc. regarding change in certifying accountant. (incorporated by reference from our Current Report on Form 8-K filed on December 12, 2006)

Exhibit
Number	Description

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.

Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: March 23, 2009	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )