Form 10-Q
period 2009-04-30
AMERICAS WIND ENERGY CORP
filed 2009-06-15
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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
33,319,279 common shares issued and outstanding as of June 11, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAS WIND ENERGY CORPORATION

(A DEVELOPMENT STAGE COMPANY)

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED APRIL 30, 2009 AND 2008

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Balance Sheets
April 30, 2009 and July 31, 2008
(Expressed in U.S. Dollars)

	April 30,	July 31,
	2009	2008
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$27,755	$89,186
Accounts receivable (note 4)	-	102,639
Other receivables	3,784	14,084
Costs on uncompleted contracts in excess of related billings
(note 5)	636,069	1,407,313
Prepaid expenses	10,282	52,707
Total Current Assets	677,890	1,665,929
Equipment, Net (note 6)	2,906	7,601
Accounts Receivable, Noncurrent (note 4)	41,911	48,830
Intangible Asset, Net (note 7)	1,698,971	2,043,303
Total Assets	$2,421,678	$3,765,663
LIABILITIES
Current Liabilities
Accounts payable	$157,150	$639,174
Accrued liabilities	81,664	183,333
Billings on uncompleted contracts in excess of related costs (note 5)	-	940,730
Due to stockholders (note 8)	587,144	493,903
Convertible loan payable (note 9)	375,698	312,506
Provision for contract losses (note 10)	505,835	1,256,717
Total Current Liabilities	1,707,491	3,826,363
Long-Term Loans Payable (note 14(a))	1,973,079	-
Total Liabilities	3,680,570	3,826,363

Commitments and Contingencies (note 14)
Subsequent Event (note 15)

STOCKHOLDERS' DEFICIT
Capital Stock
Class "A" special voting shares, no par value;
30,000,000 shares authorized, 21,184,615 shares
issued and outstanding, however deemed to be
cancelled	-	-
Common stock, $0.0001 par value per share;
100,000,000 shares authorized; 31,319,279 shares
issued and outstanding; 21,184,615 shares deemed
issued and outstanding	5,250	5,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Income (Loss)	246,734	(104,355)
Accumulated Deficit During the Development Stage	(3,972,478)	(2,423,197)
Total Stockholders' Deficit	(1,258,892)	(60,700)
Total Liabilities and Stockholders' Deficit	$2,421,678	$3,765,663

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three and Nine Month Periods Ended April 30, 2009 and 2008 and the
Period from from July 29, 2002 (date of inception) through April 30, 2009
(Expressed in U.S. Dollars)
Unaudited

					Cumulative
					from Inception
					(July 29,
	Three Months	Three Months	Nine Months	Nine Months	2002)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008	2009

Sales	$1,016,667	$-	$1,016,667	$-	$2,608,360
Cost of Sales	1,084,375	1,058,144	1,084,375	1,058,144	4,238,573
Gross Loss	(67,708)	(1,058,144)	(67,708)	(1,058,144)	(1,630,213)

Expenses
General and administrative	92,929	348,190	304,414	554,258	2,463,925
License fee	28,037	-	28,037	29,249	55,748
Royalty fee	-	-	-	-	25,755
Warranty	35,175	-	35,175	-	35,175
Foreign exchange loss	95,899	10,273	701,355	17,304	358,008
Depreciation and amortization	19,978	5,730	73,329	18,032	219,708

Total Expenses	272,018	364,193	1,142,310	618,843	3,158,319

Loss from Operations	(339,726)	(1,422,337)	(1,210,018)	(1,676,987)	(4,788,532)

Other Income (Expenses)
Gain on sale of investment in Emergya Wind
Technologies B.V. Inc.	-	-	-	-	1,129,247
Gain on settlement of debt	-	-	-	-	311,205
Gain on sale of equipment	-	-	-	-	199,156
Other income	-	-	-	1,040	81,951
Loss on disposal of contracts	(236,071)	-	(236,071)	-	(236,071)
Interest expense and financing costs	(24,392)	(3,631)	(103,190)	(19,687)	(726,137)

Total Other Income (Expenses)	(260,463)	(3,631)	(339,261)	(18,647)	759,351

Loss Before Income Taxes	(600,189)	(1,425,968)	(1,549,279)	(1,695,634)	(4,029,181)
Benefit from income taxes (note 12)	-	-	-	-	56,703

Net Loss	(600,189)	(1,425,968)	(1,549,279)	(1,695,634)	(3,972,478)
Foreign currency translation
adjustments	(105,698)	(11,412)	351,089	104,261	246,734

Comprehensive Loss	$(705,887)	$(1,437,380)	$(1,198,190)	$(1,591,373)	$(3,725,744)

Loss per Share – Basic and Diluted	$(0.01)	$(0.03)	$(0.03)	$(0.03)

Weighted Average Number of Shares
Outstanding During the Periods – Basic
and Diluted	52,503,894	52,503,894	52,503,894	52,503,894

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statements of Cash Flows
For the Nine-Month Periods Ended April 30, 2009 and 2008 and
Cumulative from Inception (July 29, 2002) through April 30, 2009
(Expressed in U.S. Dollars)
(Unaudited)

	Nine months ended April 30,		Inception (July 29, 2002)
			through
	2009	2008	April 30, 2009
Cash Flows from Operating Activities
Net loss	$(1,549,279)	$(1,695,634)	$(3,972,478
Adjustments for:
Accretion on convertible loan payable	52,587	-	80,498
Interest on convertible loan payable	12,968	-	23,187
Depreciation and amortization	65,486	18,032	219,708
Provision for contract losses	(433,325)	-	844,239
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Gain on settlement of debt	-	-	(311,205)
Gain on sale of equipment	-	-	(199,156)
Loss on disposal of equipment	2,481	-	2,481
Loss on disposal of contracts	236,071	-	236,071
Loss on settlement of receivable	67,708	-	67,708
Changes in non-cash working capital, net of effects from acquisition:
Cash held in trust	-	1,771	(1,351)
Accounts receivable	39,322	(14,684)	(112,147)
Other receivables	10,300	9,302	1,918
Costs on uncompleted contracts in excess of related billings	695,465	157,928	(711,848)
Prepaid expenses	42,425	(73,546)	(10,282
Accounts payable	(482,026	806,939	155,477
Accrued liabilities	(101,669)	(32,744)	81,664
Billings on uncompleted contract in excess of related costs	(940,730)	(12,023)	-

Net Cash Used in Operating Activities	(2,282,216)	(834,659)	(4,733,412)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	-	350,000	275,000
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	56,574	103,012	550,477
Increase in long-term loans payable	1,973,079	-	1,973,079
Stock issuance costs	-	-	(162,500)

Net Cash Provided by Financing Activities	2,029,653	453,012	5,261,377

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind
Technologies B.V. Inc.	-	-	1,931,479
Proceeds from sale of equipment	-	-	295,755
Acquisition of equipment	-	(4,670)	(165,322)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(798,257)
Acquisition of intangible	-	-	(1,731,802)

Net Cash Used in Investing Activities	-	(4,670)	(468,147)

Effect of Exchange Rate Change on Cash	191,132	(13,653)	(32,063)

Change in Cash	(61,431)	(399,970)	27,755
Cash - Beginning of Period	89,186	674,556	-
Cash - End of Period	$27,755	$274,586	$27,755

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2009 and 2008
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

Development Stage Activities

The Company's business activity was in the business of manufacturing and distribution wind power turbines to wind farm developers in the Americas. The Company has sublicensed its licensing agreement and expects to get royalties in the future.

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit during the development stage raise substantial doubt as to its ability to continue as a going concern. As of April 30, 2009, the Company had a negative working capital of $1,029,601 and an accumulated deficit during the development stage of $3,972,478.

The Company's continuance as a going concern is dependent on the success of the efforts of its Directors and principal stockholders in providing financial support in the short term; raising additional long-term equity or debt financing either from its own resources or from third parties; and the commercialization of one or more of the Company's research projects, receiving sublicense payments under the sublicense agreement (note 14) and achieving profitable operations. In the event that such resources are not secured, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

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
April 30, 2009 and 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10 Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended April 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2009. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2008.

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
April 30, 2009 and 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	d)	Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Statement of Financial Accounting Standards (“SFAS”) 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP SFAS 142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), “Business Combinations”, and other U.S. generally accepted accounting principles (“GAAP”). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

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
April 30, 2009 and 2008
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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2009 and 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	d)	Recent Accounting Pronouncements (cont'd)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (”FSP FAS 115-2 and FAS 124-2”). This FASB FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend exiting recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”) which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2009 and 2008
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	d)	Recent Accounting Pronouncements (cont'd)

In April 2009, the SEC issued Staff Accounting Bulletin (SAB) 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB 111”), which amended SAB Topic 5-M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, to exclude debt securities from its scope. SAB 111 maintains the staff’s previous views related to equity securities, which include the requirement that unless evidence exists to support a realizable value equal to or greater than the carrying value of an investment in equity securities classified as available-for-sale, a write-down to fair value accounted for as a realized loss should be recorded. Such loss should be recognized in the determination of net income of the period in which it occurs and the written down value of the investment in the company becomes the new cost basis of the investment. The Company is currently reviewing the effect, if any, the proposed interpretations and practices will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”, (“SFAS 165”), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements’ and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2009 and 2008
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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash (Level 1), accounts receivable, other receivables, accounts payable, accrued liabilities, due to stockholders and convertible loan payable (Level 2) are reflected in the consolidated interim balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2009 and 2008
(Expressed in U.S. Dollars)
Unaudited

4.	Accounts Receivable

	April 30,	July 31,

	2009	2008
Accounts receivable - Trade	$-	102,639
Accounts receivable - Holdback	41,911	48,830
	41,911	151,469
Less: non-current portion	(41,911)	(48,830)
Current portion	$-	$102,639

Accounts receivable - holdback represents an amount specified under certain contracts that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved.

5.	Costs and Billings on Uncompleted Contracts

	April 30,	July 31,

	2009	2008
Costs incurred on uncompleted contracts	$2,571,633	$4,584,433
Billings to date	(1,935,564)	(4,117,850)
	$636,069	$466,583

Such amounts are presented in the consolidated balance sheet under the following captions:

	2009	2008
Costs on uncompleted contracts in excess of related billings	$636,069	$1,407,313
Billings on uncompleted contracts in excess of related costs	-	(940,730)
	$636,069	$466,583

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2009 and 2008
(Expressed in U.S. Dollars)
Unaudited

6.	Equipment, Net

Equipment comprises the following:

		2009		2008
	Cost	Accumulated		Accumulated
		Depreciation	Cost	Depreciation

Computer equipment	$-	$-	$15,027	$(11,673)
Computer software	-	-	5,147	(4,890)
Manufacturing equipment	3,915	(1,009)	4,562	(572)

Total	$3,915	$(1,009)	$24,736	$(17,135)

Net carrying amount		$2,906		$7,601

Depreciation expense charged to operations amounted to $993 for the nine months ended April 30, 2009.

7.	Intangible Asset, Net

		2009		2008
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

License right	$2,179,440	$(127,880)	$2,179,440	$(87,178)
Translation adjustment	(400,674)	48,085	(50,999)	2,040

Total	$1,778,766	$(79,795)	$2,128,441	$(85,138)

Net carrying amount		$1,698,971		$2,043,303

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2009 and 2008
(Expressed in U.S. Dollars)
Unaudited

7.	Intangible Asset, Net (cont'd)

On April 23, 2004, the Company entered into a license agreement with Emergya Wind Technologies B.V. Inc. ("EWT") to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was acquired for 1,350,000 Euros (equivalent to $2,179,440).

Amortization expense charged to operations amounted to $55,091 for the nine months ended April 30, 2009.

On March 5, 2009, the Company sublicensed its license to EWT-Americas Inc. for a period of up to five years. At the end of the sublicense term, the license agreement with EWT and license will terminate and the license will revert back to EWT. As such, the license will be amortized over the greater of sixty months, being the maximum term of the sublicense agreement, and the royalty payments as a percentage of the maximum payment cap of $28,000,000.

8.	Due to Stockholders

The amounts due to stockholders are unsecured and have no fixed terms of repayment. All amounts bear interest of 10% per annum.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2009 and 2008
(Expressed in U.S. Dollars)
Unaudited

9.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of April 30, 2009, the Bank of Canada's rate was 2.25%), payable quarterly, is unsecured, and matured on March 6, 2009. If the loan is not repaid in full on the date of maturity, Smart Goal Investment Limited (herein the “holder”) may convert the outstanding balance into common shares of the Company at $0.32 per share (see note 14(b)).

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was measured but was not recognized as of April 30, 2009. This amount will be recorded as additional paid-in capital only when the contingency is resolved.

In addition, the Company has issued warrants to purchase 546,875 common shares of the Company at an exercise price of $0.35. In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” $275,000 of the cash consideration received by the Company has been allocated to the convertible loan and $75,000 has been allocated to the warrants based on their relative fair values at the date of issuance of convertible loan. The convertible loan is being accreted to its face value through a periodic charge to interest expense using the effective interest rate method. Accretion included in the interest and financing costs for the nine months ended April 30, 2009 amounted to $52,587.

10.	Provision for Contract Losses

Based on its review of the expected profitability on our contracts, management's best estimate of contract losses from uncompleted contracts amounted to $505,835 as of April 30, 2009 (April 30, 2008 - NIL).

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2009 and 2008
(Expressed in U.S. Dollars)
Unaudited

11.	Related Party Transactions

The Company incurred the following amounts with related parties:

		2009	2008
a)	Consulting fees
	Stockholders	$161,153	$270,020

b)	Interest expense
	Stockholders	$38,137	$42,203

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

12.	Income Taxes

The Company's current income taxes are as follows:

	2009	2008

Expected income tax recovery at the statutory rate
of 34.6% (2008 – 34.6%)	$536,401	$711,247
Recognition of previously unrecognized tax asset	-	15,087
Other permanent differences	(758)	(925)
Change in enacted tax rates	-	(3,108)
Translation adjustment	(174,975)	(8,190)
Change in valuation allowance	(360,668)	(714,111)

Benefit from income taxes	$-	$-

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2009 and 2008
(Expressed in U.S. Dollars)
Unaudited

12.	Income Taxes (cont'd)

The components of deferred tax assets (liability) are as follows:

	2009	2008

Net operating loss carryforwards	$1,252,454	606,845
Provision for contract losses	135,900	434,698
Intangible asset	37,915	29,449
Accrued warranty	5,133	6,148
Other deferred tax assets	6,548	2,535
Accounts receivable - holdback	(14,497)	(16,890)
Valuation allowance	(1,423,453)	(1,062,785)

Net deferred tax assets (liability)	$-	$-

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

As of April 30, 2009, the Company had $3,617,124 of Federal, provincial and state net operating loss carryforwards (including losses of $314,763 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	1,866,285

$3,617,124

13.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
	2009	2008	April 30, 2009

Acquisition of subsidiary, net of cash
acquired, through share exchange	$-	$-	$4,031

Issuance of compensation options as
commission for the private placement	$-	$-	$40,275

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
	2009	2008	April 30, 2009

Income taxes	$-	$-	$-

Interest	$-	$-	$537,039

14.	Commitments and Contingencies

a) Entry into a Material Definitive Agreement

On March 5, 2009, the Company sublicensed its license to EWT-Americas Inc., thereby transferring its exclusive intellectual property and know-how rights in relation to the manufacturing and sales of medium capacity wind turbines in the size range of 600kW-1MW to the Canadian, United States, Mexican and related territory markets to EWT-Americas Inc. The Company will be receiving sublicense payments in an amount equal to the sum of (i) 2.5% of sales revenues and (ii) 12.5% of gross profit, not exceeding $28,000,000 in aggregate. The sublicense term is for up to five years, unless the $28,000,000 maximum payment cap is reached, or the agreement is terminated before the five year anniversary.

14.	Commitments and Contingencies (cont'd)

a) Entry into a Material Definitive Agreement (cont'd)

As part of the agreement, the Company has transferred to EWT-Americas Inc. all of its risks and benefits to its Waverly Light and Power (“Waverly”) and Rural Electric Convenience Cooperative Co. (“Rural”) contracts. As such, the Company is committed to transfer the deposits made by these customers of $627,500 and $313,750 by Waverly and Rural, respectively, to EWT-Americas Inc.

EWT-Americas Inc. has assumed the current and estimated future costs incurred on the Confederation Power Inc. (previousely Vector Wind Energy Inc.) (“Confederation”) and Wind Vision LLC (“Windvision”) contracts. At April 30, 2009, total aggregatre costs along with the deposits on the Waverly and Rural contracts owing to EWT were $1,973,079 (herein “debt”). This debt will only be repaid to the extent of up to 25% of the sublicense payments that the Company receives from EWT-Americas Inc. In the case no sublicense payments are received, no part of the debt will be repaid to EWT-Americas Inc.

Also, as part of the agreement, the Company assigned all of its rights, interest and obligations under the license agreement with GE Power Technology LLC ("GEPT"). Such license agreement required the Company to pay GEPT a royalty equal to $32,500 per one megawatt of capacity for each sale of a wind turbine.

b) Convertible Loan Payable

As the convertible loan payable (see note 9) was not repaid on March 6, 2009, its maturity date, the holder may by written notice exercise its rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As at June 11, 2009, the holder has not exercised the right of conversion.

15.	Subsequent Event

On May 25, 2009, one of the Company’s Class A Special Voting shareholders converted two million Class A Special Voting Shares in the Company in exchange for two million common shares of the Company.

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

On March 5, 2009, we completed a sublicense agreement with EWT Americas. The complete agreement is available on-line as filed with the SEC.

Summary terms of the agreement are:

  The sublicense agreement gives AWE a royalty of 2.5 % of sales revenue and 12.5% of contribution margin on all sales to companies listed on Exhibit A of the agreement over the next 5 years.
  The royalty payments are capped at $28 million.
  EWT Americas has taken over all AWE projects except two and is completing these two projects for our company.
  The costs to complete these two projects plus additional monies owed to EWT for materials will be taken out of our royalty payments at the rate of 25% of each royalty payment until completed.
  We cannot compete with EWT Americas in the windturbine business.

Effective March 5, 2009, Mr. Frank Pickersgill, our secretary and director, entered into a consulting agreement with EWT-Americas Inc. Pursuant to the terms of the consulting agreement, Mr. Pickersgill is to provide business consulting services to EWT-Americas Inc. for a monthly compensation of US$6,250. The agreement will terminate on the earlier of: (i) two years from the date of the agreement, or (ii) the termination of the sublicense agreement.

Effective March 5, 2009, Mr. Hal Dickout, our president, chief executive officer, chairman and director, entered into a consulting agreement with EWT-Americas Inc. Pursuant to the terms of the consulting agreement, Mr. Dickout is to provide business consulting services to EWT-Americas Inc. for a monthly compensation of US$6,250. The agreement will terminate on the earlier of: (i) two years from the date of the agreement, or (ii) the termination of the sublicense agreement.

Our Current Business

We are now a company with no operations and a projected revenue stream of up to $28 million over the next 5 years.

To maximize shareholder value, we plan to explore joint venture, merger or acquisition opportunities for our company. We intend to focus on the field of renewable energy.

Cash Requirements

Over the next 12 months we intend to operate as a business development Company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Professional fees	$300,000
Other general administrative expenses	$300,000
Total	$600,000

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

Trends and Uncertainties

Our revenues are dependent on the success of EWT Americas in selling windturbines to our customer list. Prospects look good in the current political environment of support for renewables but results cannot be assured.

Our ability to develop new business in the current market environment may take some time.

Employees

As of June 11, 2009, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Results of Operations

Three month Summary ending April 30, 2009 and 2008

	Three Months Ended
			April 30
	2009		2008
Sales	$1,016,667	$	Nil
Cost of Sales	$1,084,375		$1,058,144
Operating Expenses	$272,018		$364,193
Other Expenses	$260,463		$3,631
Net Loss	$600,189		$1,425,968

Expenses

Our operating expenses for the three month periods ended April 30, 2009 and 2008 are outlined in the table below:

		Three Months Ended
				April 30
		2009		2008
General and Administrative		$92,929		$348,190
License Fee		$28,037	$	Nil
Royalty Fee	$	Nil	$	Nil
Foreign Exchange Loss		$95,899		$10,273
Depreciation and amortization		$19,978		$5,730

Operating expenses for the three months ended April 30, 2009, decreased by 25.31% as compared to the comparative period in 2008 primarily as a result of a decrease in general and administrative expenses.

Nine month Summary ending April 30, 2009 and 2008

	Nine Months Ended
			April 30
	2009		2008
Sales	$1,016,667	$	Nil
Cost of Sales	$1,084,375		$1,058,144
Operating Expenses	$1,142,310		$618,843
Other Expenses	$339,261		$18,647
Net Loss	$1,549,279		$1,695,634

Expenses

Our operating expenses for the six month periods ended April 30, 2009 and 2008 are outlined in the table below:

		Nine Months Ended
				April 30
		2009		2008
General and Administrative		$304,414		$554,258
License Fee		$28,037		$29,249
Royalty Fee	$	Nil	$	Nil
Foreign Exchange Loss		$701,355		$17,304
Depreciation and amortization		$73,329		$18,032

Operating expenses for the six months ended April 30, 2009, increased by 83.32% as compared to the comparative period in 2008 primarily as a result of increases in foreign exchange loss and depreciation and amortization.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At	Percentage
	April 30,	July 31, 2008	Increase/Decrease
	2009
Current Assets	$677,890	$1,665,929	(59.31)%
Current Liabilities	$1,707,491	$3,826,363	(55.38)%
Working Capital	$(1,029,601)	$(2,160,434)	(52.34)%

Cash Flows

		Nine Months	Nine Months
		Ended April	Ended
		30,	April 30,
		2009	2008
Net Cash Provided by (Used in) Operating Activities		$(2,282,216)	$(834,659)
Net Cash Provided by Financing Activities		$2,029,653	$453,012
Net Cash Used in Investing Activities	$	Nil	$(4,670)
Effect of Exchange Rate Changes		$191,132	$(13,653)
(Decrease) Increase In Cash during the Period		$(61,431)	$(399,970)

As of April 30, 2009, our company had working capital deficit of $(1,029,601).

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

Recent accounting pronouncements

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (”FSP FAS 115-2 and FAS 124-2”). This FASB FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend exiting recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statements.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, (“FSP SFAS 107-1 and APB 28-1”) which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In April 2009, the SEC issued Staff Accounting Bulletin (SAB) 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB 111”), which amended SAB Topic 5-M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities”, to exclude debt securities from its scope. SAB 111 maintains the staff’s previous views related to equity securities, which include the requirement that unless evidence exists to support a realizable value equal to or greater than the carrying value of an investment in equity securities classified as available-for-sale, a write-down to fair value accounted for as a realized loss should be recorded. Such loss should be recognized in the determination of net income of the period in which it occurs and the written down value of the investment in the company becomes the new cost basis of the investment. The Company is currently reviewing the effect, if any, the proposed interpretations and practices will have on its consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”, (“SFAS 165”), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements’ and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

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

As of April 30, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Since inception through April 30, 2009, we have incurred aggregate net losses of $3,972,478 from operations. We can offer no assurance that we will operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the level of competition and general economic conditions.

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

If EWT Americas gets less business that anticipated from our customer list we will receive less that the capped amount of $28 million.

If EWT Americas gets less business than anticipated from our customer list, we will receive less than the capped amount of $28 million which may result in our company having to sell our securities for cash in order to raise additional funds.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 25, 2009, our board of directors accepted a notice of redemption delivered by Class A Special Voting shareholder of our company. Accordingly, we have issued an aggregate of 2,000,000 common shares in the capital of our company. We issued the common shares in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 to one non-U.S. Person (as that term is defined in Regulation S under the Securities Act of 1933).

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

On March 26, 2009, Shashi Dewan resigned as a director of our company.

Effective March 5, 2009, Mr. Frank Pickersgill, our secretary and director, entered into a consulting agreement with EWT-Americas Inc. Pursuant to the terms of the consulting agreement, Mr. Pickersgill is to provide business consulting services to EWT-Americas Inc. for a monthly compensation of US$6,250. The agreement will terminate on the earlier of: (i) two years from the date of the agreement, or (ii) the termination of the sublicense agreement.

Effective March 5, 2009, Mr. Hal Dickout, our president, chief executive officer, chairman and director, entered into a consulting agreement with EWT-Americas Inc. Pursuant to the terms of the consulting agreement, Mr. Dickout is to provide business consulting services to EWT-Americas Inc. for a monthly compensation of US$6,250. The agreement will terminate on the earlier of: (i) two years from the date of the agreement, or (ii) the termination of the sublicense agreement.

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)

Exhibit
Number	Description

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

10.2	Convertible Loan Agreement between our company and Smart Goal Investment Limited (incorporated by reference from our Current Report on Form 8-K filed on April 11, 2008)

10.3	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.4	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.5	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.6	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.7*	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc.

10.8*	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc.

(16)	Letter on Change in Certifying Accountant

16.1	Letter from Madsen and Associates CPA’s Inc. regarding change in certifying accountant. (incorporated by reference from our Current Report on Form 8-K filed on December 12, 2006)

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.
Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: June 15, 2009	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )