Form 10-K
period 2009-07-31
AMERICAS WIND ENERGY CORP
filed 2009-11-12
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [ ] to [ ]

Commission file number 000-50861

AMERICAS WIND ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-0177856
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

24 Palace Arch Drive, Toronto, Ontario, Canada	M9A 2S1
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (416) 233.5670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.0001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes[ ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes[ ] No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[ ] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

The aggregate market value of Common Stock held by non-affiliates of the Registrant on November 6, 2009 was $3,372,011 based on a $0.11 closing price for the Common Stock on November 6, 2009. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

33,319,279 as of November 6, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1. Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report, the terms “we”, “us”, “our”, “our company” and “Americas Wind” refer to Americas Wind Energy Corporation, and, unless otherwise indicated, our subsidiary, 6544797 Canada Ltd., a Canadian corporation, and our wholly-owned subsidiary Americas Wind Energy Inc., an Ontario corporation.

Corporate Overview

The address of our principal executive office is 24 Palace Arch Drive, Toronto, Ontario, Canada M9A 2S1. Our telephone number is (416) 233.5670.

Our common stock is quoted on the OTC Bulletin Board under the symbol “AWNE”.

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

Effective March 5, 2009, we entered into a sublicense agreement with Americas Wind Energy Inc., our Ontario subsidiary company, Emergya Wind Technologies B.V. (“EWT B.V.”), a Netherlands company, and EWT-Americas Inc. (“EWT-Americas”), a Delaware corporation, wherein we have agreed to grant to EWT-Americas an exclusive sublicense of all of our rights under a master license agreement dated April 23, 2004.

We had an exclusive license for the North American territory from EWT B.V., of the Netherlands, for the mid-sized direct drive wind turbines manufactured by EWT B.V.

We have provided a sub-license of these rights to EWT-Americas., a wholly owned subsidiary of Emergya Wind Technologies Holdings N.V. and an affiliate of EWT B.V.

The major terms of the transaction which closed effective March 5, 2009 are:

  We sub-licensed to EWT-Americas our existing rights to market in North America.
  EWT-Americas will be the exclusive manufacturer and supplier of EWT wind turbines in North America.

On March 5, 2009, we completed a sublicense agreement with EWT-Americas. The complete agreement is available online as filed with the SEC.

Summary terms of the agreement are:

  The sublicense agreement gives our company a royalty of 2.5 % of sales revenue and 12.5% of contribution margin on all sales to companies listed on Exhibit A of the agreement over the next 5 years.
  The royalty payments are capped at $28 million.
  EWT-Americas has taken over all our projects except two and has completed these two projects for our company.
  The costs to complete these two projects plus additional monies owed to EWT B.V. for materials will be taken out of our royalty payments at the rate of 25% of each royalty payment until completed.
  We cannot compete with EWT-Americas in the wind turbine business.

Our Current Business

We are now a company with no operations and a projected revenue stream of up to $28 million over the next 5 years.

To maximize shareholder value, we plan to explore joint venture, merger or acquisition opportunities for our company. We intend to focus on the field of renewable energy.

Subsidiaries

Other than 6544797 Canada Ltd. and Americas Wind Energy Inc., we do not have any subsidiaries.

Research and Development Expenditures

We have incurred $Nil in research and development expenditures over the last fiscal year.

Employees

As of October 22, 2009, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

REPORTS TO SECURITY HOLDERS

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission and our filings are available to the public over the internet at the Securities and Exchange Commission’s website at http://www.sec.gov. The public may read and copy any materials filed by us with the Securities and Exchange Commission at the Securities and Exchange Commission’s Public Reference Room at 100 F Street N.E. Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-732-0330. The SEC also maintains an Internet site that contains reports, proxy and formation statements, and other information regarding issuers that file electronically with the SEC, at http://www.sec.gov.

Item 1A. Risk Factors

Risks Related to Our Business

The audited financial statements for the year end July 31, 2009, states that there is a substantial doubt that we will be able to continue as a going concern and our independent certified public accountant added an emphasis paragraph to this report.

Our revenues are from the sublicense agreement are a percentage of sales and margins achieved by EWT-Americas from sales to a selected customer list.

These revenues are dependent on EWT-Americas achieving sales to these customers. To the extent that sales are not achieved or are less than anticipated, revenues will be impacted and our company may have difficulty in meeting our payment obligations.

There may be some doubt about our ability to continue as a going concern.

Our company's continuance as a going concern is dependent on our directors and principal stockholders in providing financial support in the short term and receiving sufficient sublicense payments to discharge our company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

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

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common shares.

Item 1B. Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Properties

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

Item 3. Legal Proceedings

There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted during the fourth quarter of our fiscal year covered by this report to a vote by our security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “AWNE.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCBB on January 30, 2006 under the symbol “VEQI”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
October 31, 2009	$0.225	$0.09
July 31, 2009	$0.47	$0.14
April 30, 2009	$0.16	$0.09
January 31, 2009	$0.16	$0.05
October 31, 2008	$0.35	$0.09
July 31, 2008	$0.49	$0.28
April 30, 2008	$0.61	$0.35
January 31, 2007	$0.68	$0.28
October 31, 2007	$0.95	$0.45
July 31, 2007	$1.48	$0.68

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701 is the registrar and transfer agent for our common and preferred shares.

On October 22, 2009, the shareholders' list showed 33 registered shareholders, 33,319,279 common shares and 19,184,615 preferred shares outstanding.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2009 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2009.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2009.

Item 6. Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended July 31, 2009 and July 31, 2008 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 16 of this annual report.

Our audited consolidated financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Trends and Uncertainties

Our revenues are dependent on the success of EWT-Americas in selling wind turbines to our customer list. Prospects look good in the current political environment of support for renewables but results cannot be assured.

Our ability to develop new business in the current market environment may take some time.

Going Concern

There may be some doubt about our ability to continue as a going concern.

Our company's continuance as a going concern is dependent on its Directors and principal stockholders in providing financial support in the short term and receiving sufficient sublicense payments to discharge our company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations for the Years Ended July 31, 2009 and 2008

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2009 and 2008.

Our operating results for the years ended July 31, 2009 and 2008 are summarized as follows:

	Year Ended
	July 31,
	2009		2008
Sales	$3,060,719	$	Nil
Cost of Sales	$3,788,923		$1,277,564
Operating Expenses	$647,625		$883,522
Other Expenses (Income)	$764,554		$(105,599)
Net Loss	$(2,140,383)		$(2,055,487)

Expenses

Our operating expenses for the years ended July 31, 2009 and 2008 are outlined in the table below:

	Year Ended
	July 31,
	2009		2008
General and Administrative	$440,177		$868,167
License Fee	$83,317	$	Nil
Foreign Exchange Loss (Gain)	$79,294		$(89,797)
Depreciation and Amortization	$44,837		$105,152

Operating expenses for the year ended July 31, 2009, decreased by 26.7% as compared to the comparative period in 2008 primarily as a result of a decrease in general and administrative expenses and depreciation and amortization.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	July 31,	July 31,	Increase/Decrease
	2009	2008
Current Assets	$20,439	$1,665,929	(98.8%	)
Current Liabilities	$1,420,323	$3,826,363	(62.9%	)
Working Capital	$(1,399,884)	$(2,160,434)	(35.2%	)

Cash Flows
		Year Ended	Year Ended
		July 31,	July 31,
		2009	2008
Net Cash Used in Operating Activities		$(1,562,272)	$(1,305,352)
Net Cash Provided by Financing Activities		$1,462,078	$526,841
Net Cash Provided by Investing Activities	$	Nil	$291,193
Effect of Exchange Rate Changes		$31,645	$(98,052)
Decrease in Cash during the Period		$(71,549)	$(583,370)

As of July 31, 2009, our company had working capital deficit of $1,399,884.

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

Basis of Presentation

The consolidated financial statements include the accounts of Americas Wind Energy Corporation, and 6544797 Canada Ltd. and our wholly owned legal subsidiary, AWE Inc. All significant intercompany balances and transactions are eliminated on consolidation. For financial reporting purposes, Americas Wind Energy Inc. is the accounting parent company.

Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Computer equipment	30%	Declining balance
Computer software	100%	Declining balance
Manufacturing equipment	20%	Declining balance

Intangible Asset, Net

Intangible asset represents an acquired license right. Previously, our company determined that the asset met the indefinite life criteria outlined in Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Accordingly, our company did not amortize this intangible asset, but instead reviewed this asset at least annually for impairment.

Effective August 1, 2008, our company determined that the license right no longer met the indefinite life criteria and amortization of the intangible asset began in 2008 over the estimated useful life of 25 years.

During 2009, upon entering into the sublicense agreement with EWT B.V. and EWT-Americas on March 5, 2009, our company completed a review of the estimated useful life of our intangible asset. As a result of the review, our company revised our amortization policy from amortizing the intangible asset over our previously estimated useful life of 25 years to a basis based on a percentage of sublicense payments received compared to $14,000,000, being the minimum sublicense payments required without termination of the sublicense agreement.

This change qualifies as a change in accounting estimate and was made on a prospective basis effective March 5, 2009. In 2009, amortization expense was $30,380 (after-tax) less than it would have been had the amortization policy not changed. The effect of this change is to decrease each of the loss before income taxes, net loss and comprehensive loss by $30,380. This change has no effect on either basic or diluted loss per share.

Impairment of Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Our company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, our company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

Revenue Recognition

Our company recognizes revenues from the sale of wind turbines on a completed contract basis, which approximates the percentage-of-completion method. After the delivery of components and spares on customer's sites, it takes about two months to install and commission the wind turbines under an average contract. Under the completed contract method, the revenue and costs related thereto are deferred until such time as the project is completed, the customer takes ownership and assumes risks of loss, collection is probable, persuasive evidence of an arrangement exists, and the sales price is fixed or determinable.

The amount of any excess accumulated costs over related billings are described as "costs of uncompleted contracts in excess of related billings" and are presented as a current asset. The amount of any excess accumulated billings over related costs are described as "billings on uncompleted contracts in excess of related costs" and are presented as a current liability.

Our company assesses the expectations of profitability of our contracts periodically. When there is reasonable certainty of an overall loss on a given contract, that estimated loss is recognized in full in the accounts. In estimating the loss on contract, all related disbursements are considered including those related to penalties and direct overhead. Provisions for contract losses are shown separately as a liability on the consolidated balance sheet. Any subsequent adjustments to the contract loss are recognized when reasonably estimable.

Royalty revenue from sublicensing of the intangible asset is recognized as earned in accordance with contract terms when third-party results can be reliably measured and collectability is assured.

Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of consulting fees and materials.

Costs incurred in obtaining license rights to technology in the research and development stage, and that have no alternative future uses are expensed as incurred.

Certain research and development costs incurred for the year ended July 31, 2005 were included in the cost of sales category in the accompanying consolidated statement of operations and comprehensive loss for the period from July

29, 2002 (date of inception) through July 31, 2009 since our company was unable to separate the actual cost of sales from the research and development component.

Income taxes

Our company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Foreign Currency Translation

In accordance with the provision of SFAS No. 52, "Foreign Currency Translation," our company, whose functional currency is the Canadian dollar, translates our balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates our revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or loss, a component of stockholders' equity or deficit. Gains or losses resulting from foreign currency transactions are included in earnings.

Comprehensive Income or Loss

Our company applies the provisions of SFAS No. 130, “Reporting Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income (loss).

Earnings or Loss Per Share

Our company accounts for earnings or loss per share pursuant to SFAS No. 128, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.

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

Recent accounting pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 140-4 and FASB Interpretation ("FIN") 46 (R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46 (R)”). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R) are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R) is effective for reporting periods (annual or interim) ending after December 15, 2008. This guidance has had no effect on our company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. This guidance has had no effect on our company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FASB FSP amends the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This guidance has had no effect on our company’s consolidated financial statements.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS 107-1 and APB 28-1”) which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. This guidance has had no effect on our company’s consolidated financial statements.

In April 2009, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB 111”), which amended SAB Topic 5-M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” to exclude debt securities from our scope. SAB 111 maintains the staff’s previous views related to equity securities, which include the requirement that unless evidence exists to support a realizable value equal to or greater than the carrying value of an investment in equity securities classified as available-for-sale, a write-down to fair value accounted for as a realized loss should be recorded. Such loss should be recognized in the determination of net income of the period in which it occurs and the written down value of the investment in our company becomes the new cost basis of the investment. Our company is currently reviewing the effect, if any; the proposed interpretations and practices will have on our consolidated financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” (“SFAS 165”), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in our financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. This guidance has had no effect on our company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. Our company is currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. Our company is currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. Our company does not expect that adoption of this statement will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2009 AND 2008

 (EXPRESSED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Americas Wind Energy Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Americas Wind Energy Corporation (A Development Stage Company) and subsidiaries (the "Company") as of July 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended July 31, 2009 and 2008 and the period from July 29, 2002 (date of inception) through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americas Wind Energy Corporation and subsidiaries as of July 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended July 31, 2009 and 2008, and the period from July 29, 2002 (date of inception) through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Toronto, Canada	CHARTERED ACCOUNTANTS
September 25, 2009

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

	2009	2008

ASSETS
Current Assets
Cash	$17,637	$89,186
Accounts receivable (note 3)	-	102,639
Other receivables	1,451	14,084
Costs on uncompleted contracts in excess of related billings (note 4)	-	1,407,313
Prepaid expenses	1,351	52,707
Total Current Assets	20,439	1,665,929
Equipment, Net (note 5)	-	7,601
Accounts Receivable, Noncurrent (note 3)	46,405	48,830

Intangible Asset, Net (note 6)	1,894,059	2,043,303
Total Assets	$1,960,903	$3,765,663
LIABILITIES
Current Liabilities
Accounts payable	$110,184	$639,174
Accrued liabilities	186,280	183,333
Billings on uncompleted contracts in excess of related costs (note 4)	-	940,730
Due to stockholders (note 7)	743,789	493,903
Convertible loan payable (note 8)	380,070	312,506
Provision for contract losses (note 9)	-	1,256,717
Total Current Liabilities	1,420,323	3,826,363
Long-Term Loan Payable (note 14 (a))	2,818,875	-
Total Liabilities	4,239,198	3,826,363

Commitments and Contingencies (note 14(a), (b) and (c))

STOCKHOLDERS' DEFICIT
Capital Stock
Class A special voting shares, no par value; 30,000,000
shares authorized, 19,184,615
(2008 – 21,184,615) shares issued and outstanding,
however deemed to be cancelled (note 10(g))	-	-
Common stock, $0.0001 par value per share; 100,000,000
shares authorized; 33,319,279
(2008 - 31,319,279) shares issued and outstanding;
19,184,615 (2008 – 21,184,615) shares deemed
issued and outstanding (note 10(g))	5,250	5,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Loss	(181,567)	(104,355)
Accumulated Deficit During the Development Stage	(4,563,580)	(2,423,197)
Total Stockholders' Deficit	(2,278,295)	(60,700)
Total Liabilities and Stockholders' Deficit	$1,960,903	$3,765,663

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended July 31, 2009 and 2008, and Cumulative
from Inception (July 29, 2002) through July 31, 2009
(Expressed in U.S. Dollars)

			Cumulative
			from Inception
			(July 29,
	Year Ended	Year Ended	2002)
	July 31,	July 31,	through
	2009	2008	July 31,
			2009

Sales	$3,060,719	$-	$4,652,412
Cost of Sales	3,788,923	1,277,564	6,943,121
Gross Loss	(728,204)	(1,277,564)	(2,290,709)

Expenses
General and administrative	440,177	868,167	2,599,686
License fee	83,317	-	111,028
Foreign exchange loss (gain)	79,294	(89,797)	(264,053)
Depreciation and amortization	44,837	105,152	199,059
Royalty fee	-	-	25,755

Total Expenses	647,625	883,522	2,671,475

Loss from Operations	(1,375,829)	(2,161,086)	(4,962,184)

Other Income (Expenses)
Gain on sale of investment in Emergya Wind
Technologies B.V. Inc.	-	-	1,129,247
Gain on settlement of debt	-	-	311,205
Other income	47,116	1,050	129,067
Gain on sale of equipment	11,440	199,156	210,596
Interest and financing costs	(140,141)	(94,607)	(755,245)
Loss on disposal of contracts	(682,969)	-	(682,969)

Total Other Income (Expenses)	(764,554)	105,599	341,901

Loss Before Income Taxes	(2,140,383)	(2,055,487)	(4,620,283)
Benefit from income taxes (note 12)	-	-	56,703

Net Loss	(2,140,383)	(2,055,487)	(4,563,580)
Foreign currency translation
adjustments	(77,212)	16,813	(181,567)

Comprehensive Loss	$(2,217,595)	$(2,038,674)	$(4,745,147)

Loss per Share – Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Number of Shares
Outstanding During the Periods – Basic
and Diluted	52,503,894	52,503,894

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through July 31, 2009
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit	Total
	Class A Special				Additional	Other	During the	Stockholders'
	Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	(Deficit)

Balance - July 29, 2002 (date of inception)	-	$-	57,545,143	$5,754	$(5,754)	$-	$-	-

Stock issued at inception for cash	-	-	-	-	64	-	-	64
Foreign currency translation adjustment	-	-	-	-	-	(1,243)	-	(1,243)
Net loss for the period	-	-	-	-	-	-	(19,423)	(19,423)

Balance - July 31, 2003	-	-	57,545,143	5,754	(5,690)	(1,243)	(19,423)	(20,602)

Foreign currency translation adjustment	-	-	-	-	-	40,306	-	40,306
Net loss for the year	-	-	-	-	-	-	(431,939)	(431,939)

Balance - July 31, 2004	-	-	57,545,143	5,754	(5,690)	39,063	(451,362)	(412,235)

Stock issued for cash	-	-	-	-	1	-	-	1
Foreign currency translation adjustment	-	-	-	-	-	(85,476)	-	(85,476)
Net loss for the year	-	-	-	-	-	-	(137,873)	(137,873)

Balance - July 31, 2005	-	-	57,545,143	5,754	(5,689)	(46,413)	(589,235)	(635,583)

Stock issued for cash	-	-	-	-	25	-	-	25
Foreign currency translation adjustment	-	-	-	-	-	(52,444)	-	(52,444)
Net loss for the year	-	-	-	-	-	-	(22,719)	(22,719)

Balance - July 31, 2006	-	$-	57,545,143	$5,754	$(5,664)	$(98,857)	$(611,954)	$(710,721)

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through July 31, 2009
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit	Total
	Class A Special				Additional	Other	During the	Stockholders'
	Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	(Deficit)
Balance - July 31, 2006 as
carried forward	-	$-	57,545,143	$5,754	$(5,664)	$(98,857)	$(611,954)	$(710,721)
Cancellation of shares as part of the
share exchange	-	-	(37,541,249)	(3,754)	3,754	-	-	-
Share exchange transaction on
August 11, 2006 - issuance of
30,000,000 Class A special
voting shares in exchange for
130,000 shares of AWE Inc.	30,000,000	-	-	-	4,262	-	-	4,262
Exchangeable shares presented as
having been converted (note 10)	(25,000,000)	-	25,000,000	2,500	(2,500)	-	-	-
Class A special voting shares
converted (note 10)	(5,000,000)	-	5,000,000	500	(500)	-	-	-
Issuance of shares in relation to
private placement for cash	-	-	2,500,000	250	2,147,106	-	-	2,147,356
Issuance of stock purchase warrants
(note 10)	-	-	-	-	402,644	-	-	402,644
Issuance of compensation options
(note 10)	-	-	-	-	40,275	-	-	40,275
Share issuance costs (note 10)	-	-	-	-	(202,775)	-	-	(202,775)
Foreign currency translation
adjustment	-	-	-	-	-	(22,311)	-	(22,311)
Net income for the year	-	-	-	-	-	-	244,244	244,244

Balance - July 31, 2007	-	-	52,503,894	5,250	2,386,602	(121,168)	(367,710)	1,902,974
Issuance of stock purchase warrants
(note 8)	-	-	-	-	75,000	-	-	75,000
Foreign currency translation
adjustment	-	-	-	-	-	16,813	-	16,813
Net loss for the year	-	-	-	-	-	-	(2,055,487)	(2,055,487)

Balance - July 31, 2008	-	$-	52,503,894	$5,250	$2,461,602	$(104,355)	$(2,423,197)	$(60,700)

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through July 31, 2009
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit	Total
	Class A Special				Additional	Other	During the	Stockholders'
	Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	(Deficit)
Balance - July 31, 2008 as
carried forward	-	$-	52,503,894	$5,250	$2,461,602	$(104,355)	$(2,423,197)	$(60,700)

Foreign currency translation
adjustment	-	-	-	-	-	(77,212)	-	(77,212)
Net loss for the year	-	-	-	-	-	-	(2,140,383)	(2,140,383)

Balance - July 31, 2009	-	$-	52,503,894	$5,250	$2,461,602	$(181,567)	$(4,563,580)	$(2,278,295)

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2009 and 2008 and
Cumulative from Inception (July 29, 2002) Through July 31, 2009
(Expressed in U.S. Dollars)

			Cumulative from
			Inception
	Year Ended	Year Ended	(July 29, 2002)
	July 31,	July 31,	Through
	2009	2008	July 31, 2009
Cash Flows from Operating Activities
Net loss	$(2,140,383)	$(2,055,487)	$(4,563,580)
Adjustments for:
Loss on disposal of contracts	682,969	-	682,969
Accretion on convertible loan payable	47,533	27,909	75,442
Depreciation and amortization	44,837	105,152	199,059
Interest on convertible loan payable	20,031	10,219	30,250
Provision for contract losses	-	1,277,564	1,277,564
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Gain on settlement of debt	-	-	(311,205)
Gain on sale of equipment	(11,440)	(199,156)	(210,596)
Changes in non-cash working capital, net of effects from acquisition:
Accounts receivable	102,639	364,396	(48,830)
Other receivables	12,633	28,575	4,251
Costs on uncompleted contracts in excess of related billings	1,407,313	(1,249,385)	-
Prepaid expenses	51,356	(52,707)	(1,351)
Accounts payable	(528,990)	491,242	108,513
Accrued liabilities	2,947	61,240	186,280
Billings on uncompleted contract in excess of related costs	-	(114,914)	940,730
Provision for contract losses	(1,256,717)	-	(1,256,717)

Net Cash Used in Operating Activities	(1,562,272)	(1,305,352)	(4,016,468)

Cash Flows from Financing Activities
Increase in long-term loan payable	1,212,192	-	1,212,192
Due to stockholders	249,886	176,841	743,789
Proceeds from convertible loan payable	-	275,000	275,000
Proceeds from issuance of warrants	-	75,000	75,000
Proceeds from issuance of common stock	-	-	2,550,090
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Stock issuance costs	-	-	(162,500)

Net Cash Provided by Financing Activities	1,462,078	526,841	4,693,802

Cash Flows from Investing Activities
Proceeds from sale of equipment	-	295,755	295,755
Proceeds from sale of investment in Emergya Wind
Technologies B.V. Inc.	-	-	1,931,479
Acquisition of investment in Emergya Wind Technologies B.V.
Inc.	-	-	(798,257)
Acquisition of intangible	-	-	(1,731,802)
Acquisition of equipment	-	(4,562)	(165,322)

Net Cash Provided by (Used in) Investing Activities	-	291,193	(468,147)

Effect of Exchange Rate Change on Cash	31,645	(98,052)	(191,550)

Change in Cash	(71,549)	(585,370)	17,637
Cash - Beginning of Period	89,186	674,556	-

Cash - End of Period	$17,637	$89,186	$17,637

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

1.	Organization, Reverse Merger Transaction, and Going Concern

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

On April 23, 2004, the Company entered into a license agreement with Emergya Wind Technologies B.V. Inc. ("EWT") to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time (herein the “Master License Agreement”) (see note 6).

On March 5, 2009, the Company entered into an agreement with EWT and EWT-Americas Inc. (“EWT- Americas”) to sublicense its license to EWT-Americas, thereby allowing the use of its exclusive intellectual property and know-how rights in relation to the manufacturing and sales of medium capacity wind turbines in the size range of 600 kilowatt to 1 megawatt to the Canadian, United States, Mexican and related territory markets (herein the “Agreement”). The Company will receive sublicense payments based on a percentage of sales and gross profit of wind turbine sales made by EWT-Americas (see note 14(a)).

As part of the Agreement, the Company has transferred to EWT-Americas all of its risks and benefits to its Waverly Light and Power (“Waverly”) and Rural Electric Convenience Cooperative Co. (“Rural”) contracts (see note 14(a)).

EWT-Americas has also assumed the costs incurred on the Confederation Power Inc. (previously Vector Wind Energy Inc.) (“Confederation”) and Wind Vision LLC (“Windvision”) contracts since March 5, 2009. Total aggregate costs incurred by EWT-Americas on behalf of the Company and the deposits received by the Company on the Waverly and Rural contracts and owing to EWT-Americas (herein “debt”) will only be repaid to the extent of up to 25% of the sublicense payments that the Company receives from EWT-Americas. If no sublicense payments are received, no part of the debt will be repaid to EWT-Americas. These contracts have been commissioned during the current year, and the Company does not have any other ongoing or future contracts in the wind turbines business.

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of July 31, 2009, the Company had a negative working capital of $1,399,884 (2008 - $2,160,434) and an accumulated deficit of $4,563,580 (2008 - $2,423,197).

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

1.	Organization, Reverse Merger Transaction, and Going Concern (cont’d)

Going Concern Assumption (cont’d)

The Company's continuance as a going concern is dependent on its Directors and principal stockholders in providing financial support in the short term and receiving sufficient sublicense payments under the Agreement (note 14(a)) to discharge the Company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

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

Effective August 1, 2008, the Company determined that the license right no longer met the indefinite life criteria and amortization of the intangible asset began in 2008 over the estimated useful life of 25 years.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	c)	Intangible Asset, Net (cont’d)

During 2009, upon entering into the Agreement with EWT and EWT-Americas on March 5, 2009, the Company completed a review of the estimated useful life of its intangible asset. As a result of the review, the Company revised its amortization policy from amortizing the intangible asset over its previously estimated useful life of 25 years to a basis based on a percentage of sublicense payments received compared to $14,000,000, being the minimum sublicense payments required without termination of the Agreement (see notes 6 and 14(a)).

This change qualifies as a change in accounting estimate and was made on a prospective basis effective March 5, 2009. In 2009, amortization expense was $30,380 (after-tax) less than it would have been had the amortization policy not changed. The effect of this change is to decrease each of the loss before income taxes, net loss and comprehensive loss by $30,380. This change has no effect on either basic or diluted loss per share.

	d)	Impairment of Long-lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. Management believes that long-lived assets have no future benefit to the Company and are recorded at $nil as of July 31, 2009.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	e)	Revenue Recognition (cont’d)

The amount of any excess accumulated costs over related billings are described as "costs of uncompleted contracts in excess of related billings" and are presented as a current asset. The amount of any excess accumulated billings over related costs are described as "billings on uncompleted contracts in excess of related costs" and are presented as a current liability.

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

Royalty revenue from sublicensing of the intangible asset is recognized as earned in accordance with contract terms when third-party results can be reliably measured and collectability is assured.

	f)	Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of consulting fees and materials.

Costs incurred in obtaining license rights to technology in the research and development stage, and that have no alternative future uses are expensed as incurred.

Certain research and development costs incurred for the year ended July 31, 2005 were included in the cost of sales category in the accompanying consolidated statement of operations and comprehensive loss for the period from July 29, 2002 (date of inception) through July 31, 2009 since the Company was unable to separate the actual cost of sales from the research and development component.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	h)	Foreign Currency Translation

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

The Company accounts for earnings or loss per share pursuant to SFAS No. 128, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.

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
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	l)	Recent Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS 140-4 and FASB Interpretation ("FIN") 46 (R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP SFAS 140-4 and FIN 46 (R)”). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require public entities to provide additional disclosures about transfers of financial assets. It also amends FIN 46 (revised December 2003), “Consolidation of Variable Interest Entities,” to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R) are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R) is effective for reporting periods (annual or interim) ending after December 15, 2008. This guidance has had no effect on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. This guidance has had no effect on the Company’s consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	l)	Recent Accounting Pronouncements (cont’d)

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”). This FASB FSP amends the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles (“GAAP”) for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009, is not permitted. This guidance has had no effect on the Company’s consolidated financial statements.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP SFAS 107-1 and APB 28-1”) which amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amends APB Opinion 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. This guidance has had no effect on the Company’s consolidated financial statements.

In April 2009, the Securities Exchange Commission issued Staff Accounting Bulletin (“SAB”) 111, “Other Than Temporary Impairment of Certain Investments in Equity Securities” (“SAB 111”), which amended SAB Topic 5-M., “Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities,” to exclude debt securities from its scope. SAB 111 maintains the staff’s previous views related to equity securities, which include the requirement that unless evidence exists to support a realizable value equal to or greater than the carrying value of an investment in equity securities classified as available-for-sale, a write-down to fair value accounted for as a realized loss should be recorded. Such loss should be recognized in the determination of net income of the period in which it occurs and the written down value of the investment in the company becomes the new cost basis of the investment. The Company is currently reviewing the effect, if any; the proposed interpretations and practices will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	l)	Recent Accounting Pronouncements (cont'd)

In May 2009, the FASB issued SFAS 165, “Subsequent Events,” (“SFAS 165”), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. This guidance has had no effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS 167, "Amendments to FASB Interpretation No. 46(R)." This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. GAAP. The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect that adoption of this statement will have a material impact on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

3.	Accounts Receivable

	2009	2008
Accounts receivable - trade	$-	$102,639
Accounts receivable - holdback	46,405	48,830

	46,405	151,469
Non-current portion	(46,405)	(48,830)

Current portion	$-	$102,639

Accounts receivable - holdback represents an amount specified under a certain contract that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved.

4.	Costs and Billings on Uncompleted Contracts

	2009	2008
Costs incurred on uncompleted contracts	$-	$4,584,433
Billings to date	-	(4,117,850)

	$-	$466,583

Such amounts are presented in the consolidated balance sheets under the following captions:

	2009	2008
Costs on uncompleted contracts in excess of related billings	$-	$1,407,313
Billings on uncompleted contracts in excess of related costs	-	(940,730)

	$-	$466,583

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

5.	Equipment, Net

Equipment comprises the following:

		2009		2008
	Cost	Accumulated		Accumulated
		Depreciation	Cost	Depreciation

Computer equipment	$-	$-	$15,027	$(11,673)
Computer software	-	-	5,147	(4,890)
Manufacturing equipment	-	-	4,562	(572)
Total	$-	$-	$24,736	$(17,135)

Net carrying amount		$-		$7,601

Depreciation expense charged to operations amounted to $1,046 for the year ended July 31, 2009 (2008 –$18,602).

6.	Intangible Asset, Net

		2009		2008
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
License right	$2,179,440	$(138,648)	$2,179,440	$(87,178)
Translation adjustment	(156,702)	9,969	(50,999)	2,040
Total	$2,022,738	$(128,679)	$2,128,441	$(85,138)

Net carrying amount		$1,894,059		$2,043,303

The license fee was acquired from EWT for 1,350,000 Euros (equivalent to $2,179,440).

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

6.	Intangible Asset, Net (cont’d)

During 2008, the Company amortized the license right over its estimated useful life of 25 years. Previous to 2008, the Company regarded the license right to have an indefinite life and thus did not record amortization.

In accordance with the Agreement, beginning on March 6, 2009, the intangible asset is being amortized based on a percentage of sublicense payments received compared to $14,000,000, being the minimum sublicense payments required without termination of the Agreement (see note 14(a)).

Amortization expense charged to operations amounted to $43,791 for year ended July 31, 2009 (2008 - $86,550).

7.	Due to Stockholders

The amounts due to stockholders bear interest of 10% per annum, are unsecured and are due on demand.

8.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of July 31, 2009, the Bank of Canada's rate was 2.25%), payable quarterly, is unsecured, and matured on March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As of September 25, 2009, Smart Goal Investment Limited has not exercised the right of conversion.

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with Emerging Issues Task Force (“EITF”) 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was measured but was not recognized as of July 31, 2009. This amount will be recorded as additional paid-in capital only when the contingency is resolved.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

8.	Convertible Loan Payable (cont’d)

In addition, the Company has issued warrants to purchase 546,875 common shares of the Company at an exercise price of $0.35. In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” $275,000 of the cash consideration received by the Company has been allocated to the convertible loan and $75,000 has been allocated to the warrants based on their relative fair values at the date of issuance of convertible loan. The convertible loan is being accreted to its face value through a periodic charge to interest expense using the effective interest rate method. Accretion included in the interest and financing costs for the year ended July 31, 2009 amounted to $47,533 (2008 - $27,909).

9.	Provision for Contract Losses

Based on a review of the expected profitability on contracts, management's best estimate of contract losses from uncompleted contracts as of July 31, 2008 amounted to $1,256,717. There were no uncompleted contracts as of July 31, 2009.

10.	Capital Stock

	a)	On October 14, 2005, the Company completed a forward stock split of 3.195 common shares for each outstanding common share as part of the return and cancellation of 39,138,752 post-split shares.

	b)	On April 4, 2006, the Company's Board of Directors approved the creation of 30,000,000 class A special voting shares. The Articles of Incorporation were amended on July 19, 2006.

	c)	Prior to the share exchange on August 11, 2006, the Company had 57,545,143 shares after giving retroactive effect to the abovementioned forward stock split.

	d)	On August 11, 2006, the Company cancelled 37,541,249 common shares owned by former stockholder and officer of the Company.

	e)	On August 11, 2006, the Company issued 30,000,000 class A special voting shares to the former stockholders of AWE Inc.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

10.	Capital Stock (cont’d)

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

For financial statement presentation purposes only, 19,184,615 (2008 – 21,184,615) Preferred Shares of the Purchaser were presented as having been converted into 19,184,615 (2008 - 21,184,615) common shares of the Company and the 19,184,615 (2009 – 21,184,615) Special Voting Shares of the Company were presented as having been cancelled to more accurately reflect the substance of the reverse merger transaction.

For the year ended July 31, 2009, the Company converted a total of 2,000,000 (2008 – 3,815,385) Special Voting Shares into common shares.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

10.	Capital Stock (cont’d)

The Special Voting Shares are presented in the consolidated balance sheets as follows:

	2009	2008
Outstanding shares presented as having been
converted into common shares	19,184,615	21,184,615
Converted into common shares	10,815,385	8,815,385

	30,000,000	30,000,000

11.	Related Party Transactions

The Company incurred the following expenses with related parties:

		2009	2008
a)	Consulting fees
	Stockholders	$229,716	$273,020

b)	Interest expense
	Stockholders	$55,450	$42,203

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

12.	Income Taxes

The Company's current income taxes are as follows:

	2009	2008

Expected income tax recovery at the statutory rate of
33.22% (2008 – 34.6%)	$711,313	$711,247
Recognition of previously unrecognized tax asset	-	15,087
Other permanent differences	(846)	(925)
Change in enacted tax rates	(37,935)	(3,108)
Translation adjustment	(4,373)	(8,190)
Change in valuation allowance	(668,159)	(714,111)

Benefit from income taxes	$-	$-

The components of deferred tax assets (liabilities) are as follows:

	2009	2008

Net operating loss carryforwards	$1,750,307	$606,845
Provision for contract losses	-	434,698
Accrued warranty	-	6,148
Other deferred tax assets	7,062	2,535
Intangible asset	(11,009)	29,449
Accounts receivable - holdback	(15,416)	(16,890)
Valuation allowance	(1,730,944)	(1,062,785)

Net	$-	$-

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

12.	Income Taxes (cont’d)

As of July 31, 2009, the Company had $5,251,929 of Federal, provincial and state net operating loss carryforwards (including losses of $315,519 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	3,501,090

$5,251,929

13.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
	2009	2008	July 31, 2009

Acquisition of subsidiary, net of cash acquired,
through share exchange	$-	$-	$4,031

Issuance of compensation options as
commission for the private placement	$-	$-	$40,275

Transfer of billings on uncompleted contracts to
long-term loan payable	$940,730	$-	$940,730

Proceeds on sale of equipment applied against
long-term loan payable	$17,016	$-	$17,016

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

13.	Cash Flow Supplemental Information (cont’d)

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
	2009	2008	July 31, 2009

Income taxes	$-	$-	$-

Interest	$-	$-	$537,039

14.	Commitments and Contingencies

	a)	Entry into the Agreement

On March 5, 2009, the Company sublicensed its license to EWT-Americas under the agreement among EWT, EWT-Americas and the Company, thereby allowing the use of its exclusive intellectual property and know-how rights in relation to the manufacturing and sales of medium capacity wind turbines in the size range of 600 kilowatt to 1 megawatt to the Canadian, United States, Mexican and related territory markets (“Exclusive Rights Territory”) to EWT-Americas. The Company will be receiving sublicense payments in an amount equal to the sum of (i) 2.5% of sales revenues and (ii) 12.5% of gross profit, not exceeding $28,000,000 in aggregate. The sublicense term is for up to five years, or the achievement of the $28,000,000 in aggregate sublicense payments, if this milestone is reached before March 5, 2014. At the end of the sublicense term, the license right will revert back to EWT on an exclusive basis on accepted customers, as defined in the Agreement, and non-exclusive basis on other customers.

The Company has the right to terminate the Agreement earlier if the aggregate sublicense payments under the Agreement are less than $14,000,000 and one of the following events occurs before March 5, 2012:

		(a)	If EWT-Americas ceases to conduct any business in the Exclusive Rights Territory for a period of greater than 12 consecutive months;

(b)

If EWT-Americas seeks relief under Title 7 of the U.S. Bankruptcy Code or a similar provision and an order is entered to liquidate EWT-Americas as opposed to a bankruptcy filing under Title 11 seeking reorganization; or

		(c)	If EWT-Americas fails to make any undisputed payments to the Company when due and such payment is not made within 45 days of the notice given by the Company.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

14.	Commitments and Contingencies (cont’d)

	a)	Entry into the Agreement (cont’d)

If the aggregate sublicense payments of $14,000,000 are not met and one of the above events occurs before March 5, 2012, the license will revert back to the Company.

As part of the Agreement, the Company has transferred to EWT-Americas all of its risks and benefits to its Waverly and Rural contracts. As such, the Company is committed to transfer the deposits made by Waverly and Rural of $940,730 to EWT-Americas.

EWT-Americas has assumed the costs incurred on the Confederation and Windvision contracts. At July 31, 2009, total aggregate costs along with the deposits on the Waverly and Rural contracts owing to EWT-Americas were $2,818,875 (herein “debt”), which is presented as long-term loan payable. This debt will only be repaid to the extent of up to 25% of the sublicense payments that the Company receives from EWT-Americas. In case no sublicense payments are received, no part of the debt will be repaid to EWT-Americas.

Also, as part of the Agreement, the Company assigned all of its rights, interest and obligations under the license agreement with GE Power Technology LLC ("GEPT"). Such license agreement required the Company to pay GEPT a royalty equal to $32,500 per one megawatt of capacity for each sale of a wind turbine.

	b)	Vendor claims

During the year, one of AWE Inc.’s vendors asserted a claim for $235,000 and up to $5,000,000 in punitive damages against AWE Inc. claiming AWE Inc. breached an agreement with the vendor for services and commissions. No legal action has been commenced by the vendor. In management’s opinion, the claim has no merit and legal counsel will be hired to defend it, if necessary. The outcome of this claim is not determinable at this time and as such, no liability has been recorded in these consolidated financial statements.

During the year, another of AWE Inc.’s vendors submitted an invoice to AWE Inc. in the amount of approximately $222,000, which management is disputing. No legal claim has been made to date by this vendor. Management will defend any action brought to collect the amount, if necessary. The outcome of this claim is not determinable at this time and as such, no liability has been recorded in these consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
(Expressed in U.S. Dollars)

14.	Commitments and Contingencies (cont’d)

	c)	Customer claim

During the year, a former customer of AWE Inc. sustained damages to its wind turbine and tower during construction. No legal claim has been made to date by the former customer. Management believes that AWE Inc. is not liable for the damages suffered under the agreement. The outcome of this claim is not determinable at this time and as such, no liability has been recorded in these consolidated financial statements.

15.	Line of Credit

The Company has an available $27,843 (equivalent to $30,000 CAD) line of credit with Canadian Imperial Bank of Commerce (the “Bank”) that had an outstanding balance of $26,619 at July 31, 2009. Borrowings under the line of credit bear interest at the Bank’s prime rate plus 2.5%, are unsecured and are due on demand. The outstanding balance was presented as part of cash in the 2009 consolidated balance sheet.

16.	Fair Value Measurements

SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1	-	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2	-	Include other inputs that are directly or indirectly observable in the marketplace.
Level 3	-	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash (Level 1), accounts receivable, other receivables, accounts payable, accrued liabilities, due to stockholders, convertible loan payable and long-term loan payable (Level 2) are reflected in the consolidated balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2009 and 2008
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

Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk," requires disclosure of any significant off-balance- sheet risk and credit risk concentration. The Company does not have significant off-balance-sheet risk or credit concentration. The Company maintains cash with major financial institutions. From time to time, the Company has funds on deposit with commercial banks that exceed federally insured limits. Management does not consider this to be a significant credit risk as these banks and financial institutions are well-known.

Interest Rate Risk

The Company is exposed to changing interest rates as a result of borrowings under the convertible loan payable, which bears interest at floating rates based on the Bank of Canada's prime rate. As of July 31, 2009, the Company had borrowings with a face amount of $350,000 under the convertible loan payable. A hypothetical 1% increase in variable interest rates would have impacted the Company's losses for the year ended July 31, 2009 by approximately $3,500. The Company does not enter into derivative or other financial investments for trading or speculative purposes.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim period up through the date the relationship ended.

Item 9A(T). Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of July 31, 2009, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2009, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following individuals serve as the directors and executive officers of our company as of the date of this annual report. All directors of our company hold office until the next annual meeting of our shareholders or until their successors have been elected and qualified. The executive officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office.

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Harold C.F. Dickout	President, Chief Executive Officer, Chairman and Director	74	August 21, 2006
Frank D. Pickersgill	Secretary and Director	69	August 21, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

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

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding, excluding traffic violations and other minor offences;

3.

being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended July 31, 2009, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the members of our board of directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or audit committees or committees performing similar functions nor do we have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11. Executive Compensation

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2009 and 2008; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2009 and 2008, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harold C.F. Dickout President, Chief Executive Officer, Chairman and Director	2009 2008	150,000 150,000	Nil 5,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 155,000
Frank D. Pickersgill Secretary and Director	2009 2008	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

Stock Option Plan

Currently, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Stock Options/SAR Grants

During our fiscal year ended July 31, 2009 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2009.

Option Exercises

During our Fiscal year ended July 31, 2009 there were no options exercised by our named officers.

Compensation of Directors

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of October 22, 2009, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)(2)
Harold C.F. Dickout President, Chief Executive Officer, Chairman and Director Toronto, Ontario	Common Class A Special	1,000,000 18,107,692	3.0% 94.4%
Frank D. Pickersgill Secretary and Director Toronto, Ontario	Common Class A Special	1,664,628 1,076,923	5.0% 5.6%
Directors and Officers as a group	Common Class A Special	2,664,628 19,184,615	8.0% 100%
Roche Capital Group SA Harbour Gates PO Box 561 Providenciales, Turks & Caicos	Common Class A Special	2,500,000	7.5%

(1)

Based on 33,319,279 shares of common stock issued and outstanding as of November 6, 2009. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 19,184,615 Class A special voting shares issued and outstanding as of November 6, 2009

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company. There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with two directors, consisting of Harold C.F. Dickout and Frank D. Pickersgill. We have determined that none of our directors is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15).

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that our members of our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development.

Item 14. Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2009 and for fiscal year ended July 31, 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2009 $	July 31, 2008 $
Audit Fees	49,243	112,399
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	49,243	112,399

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Exchange Agreement dated August 11, 2006, among Northwest Passage Ventures, Ltd., 6544797 Canada Ltd., Americas Wind Energy Inc. and the shareholders of Americas Wind Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

10.2	Convertible Loan Agreement between our company and Smart Goal Investment Limited (incorporated by reference from our Current Report on Form 8-K filed on April 11, 2008)

10.3	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

Exhibit
Number	Description

10.4	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.5	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.6	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.7	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

10.8	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

(21)	Subsidiaries of the Small Business Issuer 6544797 Canada Ltd. Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY
CORPORATION
(Registrant)

Dated: November 12, 2009	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2009	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: November 12, 2009	/s/ Frank D. Pickersgill
Frank D. Pickersgill
Secretary and Director