Form 10-Q
period 2009-10-31
AMERICAS WIND ENERGY CORP
filed 2009-12-21
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009 or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to ________________________

Commission File Number 000-50861

AMERICAS WIND ENERGY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	0-0177856
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 Palace Arch Drive, Toronto, Ontario, Canada	M9A 2S1
(Address of principal executive offices)	(Zip Code)

416.233.5670
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES    [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

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
33,319,279 common shares issued and outstanding as of December 1, 2009

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAS WIND ENERGY CORPORATION

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED OCTOBER 31, 2009 AND 2008

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Balance Sheets
October 31, 2009 and July 31, 2009
(Expressed in U.S. Dollars)

	October 31,	July 31,
	2009	2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$-	$17,637
Other receivables	3,318	1,451
Prepaid expenses	1,351	1,351
Total Current Assets	4,669	20,439
Equipment, Net (note 5)	928	-
Accounts Receivable - Trade, Noncurrent (note 4)	46,215	46,405
Intangible Asset, Net (note 6)	1,886,304	1,894,059
Total Assets	$1,938,116	$1,960,903
LIABILITIES
Current Liabilities
Bank indebtedness	$18,185	$-
Accounts payable	112,026	110,184
Accrued liabilities	202,873	186,280
Due to stockholders (note 7)	822,810	743,789
Convertible loan payable (note 8)	380,070	380,070
Total Current Liabilities	1,535,964	1,420,323
Long-Term Loan Payable	2,818,875	2,818,875
Total Liabilities	4,354,839	4,239,198

Commitments and Contingencies (note 11)

STOCKHOLDERS' DEFICIT
Capital Stock
Class "A" special voting shares, no par value;
30,000,000 shares authorized, 19,184,615 shares
issued and outstanding, however deemed to be
cancelled		-
Common stock, $0.0001 par value per share;
100,000,000 shares authorized; 33,319,279 shares
issued and outstanding; 19,184,615 shares deemed
issued and outstanding	5,250	5,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Loss	(162,115)	(181,567)
Accumulated Deficit During the Development Stage	(4,721,460)	(4,563,580)
Total Stockholders' Deficit	(2,416,723)	(2,278,295)
Total Liabilities and Stockholders' Deficit	$1,938,116	$1,960,903

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three-Month Periods Ended October 31, 2009 and 2008 and
Cumulative from Inception (July 29, 2002) through October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

			Cumulative
			from Inception
			(July 29,
	Three Months	Three Months	2002)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2009	2008	2009

Sales	$-	$-	$4,652,412
Cost of Sales	-	-	6,943,121

Gross Loss	-	-	(2,290,709)

Expenses
General and administrative	111,035	104,110	2,710,721
License fee	-	-	111,028
Royalty fee	-	-	25,755
Foreign exchange loss	26,844	520,856	(237,209)
Depreciation and amortization	165	20,302	199,224

Total Expenses	138,044	645,268	2,809,519

Loss from Operations	(138,044)	(645,268)	(5,100,228)

Other Income (Expenses)
Gain on sale of investment in Emergya Wind
Technologies B.V. Inc.	-	-	1,129,247
Gain on settlement of debt	-	-	311,205
Gain on sale of equipment	-	-	210,596
Interest income	-	-	129,067
Loss on disposal of contracts	-	-	(682,969)
Interest expense and financing costs	(19,836)	(47,280)	(775,081)

Total Other Income (Expenses)	(19,836)	(47,280)	322,065

Loss Before Income Taxes	(157,880)	(692,548)	(4,778,163)
Benefit from income taxes (note 10)	-	-	56,703

Net Loss	(157,880)	(692,548)	(4,721,460)
Foreign currency translation adjustments	19,452	409,950	(162,115)

Comprehensive Loss	$(138,428)	$(282,598)	$(4,883,575)

Loss per Share - Basic and Diluted	$0.003	$0.005

Weighted Average Number of Shares
Outstanding During the Periods - Basic
and Diluted	52,503,894	52,503,894

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statements of Cash Flows
For the Three-Month Periods Ended October 31, 2009 and 2008 and
Cumulative from Inception (July 29, 2002) through October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

			Cumulative from
			Inception
			July 29, 2002
			(Date of Inception)
			through
	2009	2008	October 31, 2009
Cash Flows from Operating Activities
Net loss	$(157,880)	$(692,548)	$(4,721,460)
Adjustments for:
Loss on disposal of contracts	-	-	682,969
Accretion on convertible loan payable	-	20,761	75,442
Interest on convertible loan payable	-	6,520	30,250
Depreciation and amortization	165	20,302	199,224
Provision for contract losses	-	(355,149)	20,847
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Gain on settlement of debt	-	-	(311,205)
Gain on sale of equipment	-	-	(210,596)
Changes in non-cash working capital, net of effects from
acquisition:
Accounts receivable	-	39,998	(48,830)
Other receivables	(1,867)	2,985	2,384
Costs on uncompleted
contract in excess of related billings	-	525,052	-
Prepaid expenses	-	24,897	(1,351)
Accounts payable	1,842	(133,724)	110,355
Accrued liabilities	16,594	(57,993)	202,874
Billings on uncompleted contract in excess of related costs	-	-	940,730

Net Cash Used in Operating Activities	(141,146)	(598,899)	(4,157,614)

Cash Flows from Financing Activities
Bank indebtedness	18,185	-	18,185
Increase in long-term loan payable	-	-	1,212,192
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	-	-	275,000
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Advances from stockholders	79,021	-	854,615
Repayment of due to stockholders	-	(31,805)	(31,805)
Stock issuance costs	-	-	(162,500)

Net Cash (Used in)/Provided by Financing Activities	97,206	(31,805)	4,791,008

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind
Technologies B.V. Inc.	-	-	1,931,479
Proceeds from sale of equipment	-	-	295,755
Acquisition of equipment	(1,093)	-	(166,415)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(798,257)
Acquisition of intangible	-	-	(1,731,802)

Net Cash Used in Investing Activities	(1,093)	-	(469,240)

Effect of Exchange Rate Change on Cash	27,396	555,666	(164,154)

Change in Cash	(17,637)	(75,038)	-
Cash - Beginning of Period	17,637	89,186	-

Cash - End of Period	$-	$14,148	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
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

On March 5, 2009, the Company entered into an agreement with EWT and EWT-Americas Inc. (“EWT- Americas”) to sublicense its license to EWT-Americas, thereby allowing the use of its exclusive intellectual property and know-how rights in relation to the manufacturing and sales of medium capacity wind turbines in the size range of 600 kilowatt to 1 megawatt to the Canadian, United States, Mexican and related territory markets (herein the “Agreement”). The Company will receive sublicense payments based on a percentage of sales and gross profit of wind turbine sales made by EWT-Americas (see note 11(a)).

As part of the Agreement, the Company has transferred to EWT-Americas all of its risks and benefits to its Waverly Light and Power (“Waverly”) and Rural Electric Convenience Cooperative Co. (“Rural”) contracts (see note 11(a)).

EWT-Americas has also assumed the costs incurred on the Confederation Power Inc. (previously Vector Wind Energy Inc.) (“Confederation”) and Wind Vision LLC (“Windvision”) contracts since March 5, 2009. Total aggregate costs incurred by EWT-Americas on behalf of the Company and the deposits received by the Company on the Waverly and Rural contracts and owing to EWT-Americas (herein “debt”) will only be repaid to the extent of up to 25% of the sublicense payments that the Company receives from EWT-Americas. If no sublicense payments are received, no part of the debt will be repaid to EWT-Americas. These contracts have been commissioned in the prior year, and the Company does not have any other ongoing or future contracts in the wind turbines business.

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of October 31, 2009, the Company had a negative working capital of $1,531,295 and an accumulated deficit of $4,721,460.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

1.	Organization, Development Stage Activities, Reverse Merger Transaction, and Going Concern (cont’d)

The Company's continuance as a going concern is dependent on its Directors and principal stockholders in providing financial support in the short term and receiving sufficient sublicense payments under the Agreement (note 11(a)) to discharge the Company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2010. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2009.

	b)	Recent Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASU 2009-05 was effective for the first reporting period, including interim periods, beginning after issuance. The Company adopted the update effective August 1, 2009 with no impact on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont’d)

	b)	Recent Accounting Pronouncements (cont'd)

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, “Multiple Element Arrangements”, and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

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

The fair value of the long-term loan payable approximates carrying value due to the nature of the royalty terms and the fairly recent placement of the debt.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

4.	Accounts Receivable

Accounts receivable - holdback represents an amount specified under certain contracts that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved. The holdback amount will be released in 2011.

5.	Equipment, Net

Equipment comprises the following:

		2009
		Accumulated
	Cost	Depreciation

Computer equipment	$1,093	$(165)

Total	$1,093	$(165)

Net carrying amount		$928

Depreciation expense charged to operations amounted to $165 for the three months ended October 31, 2009.

6.	Intangible Asset, Net

		2009
		Accumulated
	Cost	Amortization

License right	$2,179,440	$(138,648)
Translation adjustment	(164,984)	10,496

	$2,014,456	$(128,152)

Net carrying amount		$1,886,304

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

6.	Intangible Asset, Net (cont’d)

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

In accordance with the Agreement, beginning on March 6, 2009, the intangible asset is being amortized based on a percentage of sublicense payments received compared to $14,000,000, being the minimum sublicense payments required without termination of the Agreement (see note 11(a)).

7.	Due to Stockholders

The amounts due to stockholders bear interest of 10% per annum, are unsecured and are due on demand.

8.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of October 31, 2009, the Bank of Canada's rate was 2.25%), payable quarterly, is unsecured, and matured March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As of December 17, 2009, Smart Goal Investment Limited has not exercised the right of conversion.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

8.	Convertible Loan Payable (cont’d)

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was measured but was not recognized as of October 31, 2009. This amount will be recorded as additional paid-in capital only when the contingency is resolved.

In addition, the Company has issued warrants to purchase 546,875 common shares of the Company at an exercise price of $0.35. In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” $275,000 of the cash consideration received by the Company has been allocated to the convertible loan and $75,000 has been allocated to the warrants based on their relative fair values at the date of issuance of convertible loan. The convertible loan is being accreted to its face value through a periodic charge to interest expense using the effective interest method. Accretion included in the interest and financing costs for the three months ended October 31, 2009 amounted to nil.

9.	Related Party Transactions

The Company incurred the following amounts with related parties:

		2009
a)	Consulting fees
	Stockholders	$62,762

b)	Interest expense
	Stockholders	$19,836

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

10.	Income Taxes

The Company's current income taxes are as follows:

2009

Expected income tax recovery at the statutory rate
of 33.2%	$52,459
Other permanent differences	-
Translation adjustment	(76)
Change in valuation allowance	(52,383)

Benefit from income taxes	$-

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

10.	Income Taxes (cont'd)

The components of deferred tax assets (liability) are as follows:

2009

Net operating loss carryforwards	$1,830,224
Intangible asset	(37,732)
Other deferred tax assets	6,187
Accounts receivable - holdback	(15,353)
Valuation allowance	(1,783,326)

Net	$-

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

As of October 31, 2009, the Company had $5,492,462 of Federal, provincial and state net operating loss carryforwards (including losses of $316,177 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	3,501,090
2030	240,533

$5,492,462

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

11.	Commitments and Contingencies

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

The Company has the right to terminate the Agreement earlier if the aggregate sublicense payments under the Agreement are less than $14,000,000 and one of the following events occurs before March 5, 2012:

a)	If EWT-Americas ceases to conduct any business in the Exclusive Rights Territory for a period of greater than 12 consecutive months;

b)

If EWT-Americas seeks relief under Title 7 of the U.S. Bankruptcy Code or a similar provision and an order is entered to liquidate EWT-Americas as opposed to a bankruptcy filing under Title 11 seeking reorganization; or

c)	If EWT-Americas fails to make any undisputed payments to the Company when due and such payment is not made within 45 days of the notice given by the Company.

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

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

11.	Commitments and Contingencies (cont’d)

a) Entry into the Agreement (cont’d)

Also, as part of the Agreement, the Company assigned all of its rights, interest and obligations under the license agreement with GE Power Technology LLC ("GEPT"). Such license agreement required the Company to pay GEPT a royalty equal to $32,500 per one megawatt of capacity for each sale of a wind turbine.

b) Vendor claims

In the prior year, one of AWE Inc.’s vendors asserted a claim for $235,000 and up to $5,000,000 in punitive damages against AWE Inc. claiming AWE Inc. breached an agreement with the vendor for services and commissions. No legal action has been commenced by the vendor. In management’s opinion, the claim has no merit and legal counsel will be hired to defend it, if necessary. The outcome of this claim is not determinable at this time and as such, no liability has been recorded in these consolidated financial statements.

In the prior year, another of AWE Inc.’s vendors submitted an invoice to AWE Inc. in the amount of approximately $222,000, which management is disputing. No legal claim has been made to date by this vendor. Management will defend any action brought to collect the amount, if necessary. The outcome of this claim is not determinable at this time and as such, no liability has been recorded in these consolidated financial statements.

c) Customer claim

In the prior year, a former customer of AWE Inc. sustained damages to its wind turbine and tower during construction. No legal claim has been made to date by the former customer. Management believes that AWE Inc. is not liable for the damages suffered under the agreement. The outcome of this claim is not determinable at this time and as such, no liability has been recorded in these consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2009
(Expressed in U.S. Dollars)
Unaudited

12.	Cash Flow Supplemental Information

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

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
	2009	2008	October 31, 2009

Income taxes	$-	$-	$-

Interest	$-	$-	$537,039

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

Employees

As of October 31, 2009, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Results of Operations

Three month Summary ending October 31, 2009 and 2008

		Three Months Ended
		October 31
		2009		2008
Sales	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil
Operating Expenses		$138,044		$645,268
Other Expenses		$19,836		47,280
Net Loss		$157,880		$692,548

Expenses

Our operating expenses for the three month periods ended October 31, 2009 and 2008 are outlined in the table below:

		Three Months Ended
		October 31
		2009		2008
General and Administrative		$111,035		$104,110
License Fee	$	Nil	$	Nil
Royalty Fee	$	Nil	$	Nil
Foreign Exchange Loss		$26,844		$520,856
Depreciation and amortization		$165		$20,302

Operating expenses for the three months ended October 31, 2009, decreased by 78.6% as compared to the comparative period in 2008 primarily as a result of a decrease in foreign exchange loss and depreciation and amortization.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	October 31,	July 31, 2009	Increase/Decrease
	2009
Current Assets	$4,669	$20,439	(77.16)%
Current Liabilities	$1,535,964	$1,420,323	8.14%
Working Capital	$(1,531,295)	$(1,399,884)	(9.39)%

Cash Flows
	Three		Three
	Months		Months
	Ended		Ended
	October 31,		October 31,
	2009		2008
Net Cash Provided by (Used in) Operating Activities	$(141,146)		$(598,899)
Net Cash Provided by Financing Activities	$97,206		$(31,805)
Net Cash Used in Investing Activities	$(1,093)	$	Nil
Effect of Exchange Rate Changes	$27,396		$555,666
Decrease in Cash during the Period	$(17,637)		$(75,038)

As of October 31, 2009, our company had working capital deficit of $1,531,295.

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

Recent accounting pronouncements

In August 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) 2009-05, “Measuring Liabilities at Fair Value” (“ASU 2009-05”), which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASU 2009-05 was effective for the first reporting period, including interim periods, beginning after issuance. Our company adopted the update effective August 1, 2009 with no impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). ASU 2009-13 applies to revenue arrangements currently in the scope of FASB ASC Subtopic 605-25, “Multiple Element Arrangements”, and provides principles and application guidance on whether arrangements with multiple deliverables exist, how the deliverables should be separated, and the consideration allocated to the deliverables. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Our company is currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statements.

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

As of October 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit
Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

10.2	Convertible Loan Agreement between our company and Smart Goal Investment Limited (incorporated by reference from our Current Report on Form 8-K filed on April 11, 2008)

10.3	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.4	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.5	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.6	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.7	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

10.8	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.

Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: December 18, 2009	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )