Form 10-Q
period 2010-01-31
AMERICAS WIND ENERGY CORP
filed 2010-03-17
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______ to________

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

[ ] YES   [ ] NO

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
33,319,279 common shares issued and outstanding as of March 5, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAS WIND ENERGY CORPORATION

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIODS ENDED JANUARY 31, 2010 AND 2009

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

CONTENTS
Condensed Consolidated Interim Balance Sheets	F-1
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-2
Condensed Consolidated Interim Statements of Cash Flows	F-3
Notes to Condensed Consolidated Interim Financial Statements	F-4 – F-14

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Balance Sheets
January 31, 2010 and July 31, 2009
(Expressed in U.S. Dollars)
	January 31,	July 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$-	$17,637
Other receivables	3,476	1,451
Prepaid expenses	4,976	1,351
Total Current Assets	8,452	20,439
Equipment, Net (note 5)	657	-
Accounts Receivable - Trade, Noncurrent (note 4)	46,760	46,405
Intangible Asset, Net (note 6)	1,908,548	1,894,059
Total Assets	$1,964,417	$1,960,903
LIABILITIES
Current Liabilities
Bank indebtedness	$20,661	$-
Accounts payable	155,756	110,184
Accrued liabilities	239,364	186,280
Due to stockholders (note 7)	917,685	743,789
Convertible loan payable (note 8)	380,070	380,070
Total Current Liabilities	1,713,536	1,420,323
Long-Term Loan Payable (note 11(a))	2,818,875	2,818,875
Total Liabilities	4,532,411	4,239,198

Commitments and Contingencies (note 11)

STOCKHOLDERS' DEFICIT
Capital Stock
Class "A" special voting shares, no par value; 30,000,000 shares authorized, 21,184,615 shares issued and outstanding, however deemed to be cancelled	-	-
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 31,319,279 shares issued and outstanding; 21,184,615 shares deemed issued and outstanding	5,250	5,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Loss	(182,110)	(181,567)
Accumulated Deficit During the Development Stage	(4,852,736)	(4,563,580)
Total Stockholders' Deficit	(2,567,994)	(2,278,295)
Total Liabilities and Stockholders' Deficit	$1,964,417	$1,960,903

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Six-Month Periods Ended January 31, 2010 and 2009 and the
Period from July 29, 2002 (date of inception) through January 31, 2010
(Expressed in U.S. Dollars)
Unaudited

					Cumulative
					from Inception
					(July 29,
	Three Months	Three Months	Six Months	Six Months	2002)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31	January 31,	January 31,
	2010	2009	2010	2009	2010

Sales	$-	$-	$-	$-	$4,652,412
Cost of Sales	-	-	-	-	6,943,121
Gross Loss	-	-	-	-	(2,290,709)

Expenses
General and administrative	115,280	107,375	226,315	211,485	2,826,001
License fee	-	-	-	-	111,028
Royalty fee	-	-	-	-	25,755
Foreign exchange loss (gain)	(6,684)	84,600	20,160	605,456	(243,893)
Depreciation and amortization	286	25,205	451	45,507	199,510

Total Expenses	108,882	217,180	246,926	862,448	2,918,401

Loss from Operations	(108,882)	(217,180)	(246,926)	(862,448)	(5,209,110)

Other Income (Expenses)
Gain on sale of investment in Emergya
Wind Technologies B.V. Inc.	-	-	-	-	1,129,247
Gain on settlement of debt	-	-	-	-	311,205
Gain on sale of equipment	-	-	-	-	210,596
Other income	-	-	-	-	129,067
Loss on disposal of contracts	-	-	-	-	(682,969)
Interest expense and financing
costs	(22,393)	(39,362)	(42,230)	(86,642)	(797,475)

Total Other Income (Expenses)	(22,393)	(39,362)	(42,230)	(86,642)	299,671

Loss Before Income Taxes	(131,275)	(256,542)	(289,156)	(949,090)	(4,909,439)
Benefit from income taxes (note 10)	-	-	-	-	56,703

Net Loss	(131,275)	(256,542)	(289,156)	(949,090)	(4,852,736)
Foreign currency translation adjustments	(19,995)	46,837	(543)	456,787	(182,110)

Comprehensive Loss	$(151,270)	$(209,705)	$(289,699)	$(492,303)	$(5,034,846)

Loss per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding During the Periods – Basic and Diluted	52,503,894	52,503,894	52,503,894	52,503,894

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Statements of Cash Flows
For the Six-Month Periods Ended January 31, 2010 and 2009 and
Cumulative from Inception (July 29, 2002) through January 31, 2010
(Expressed in U.S. Dollars)
Unaudited
			Cumulative from
			July 29, 2002 (Date
			of Inception) through
	2010	2009	January 31, 2010
Cash Flows from Operating Activities
Net loss	$(289,156)	$(949,090)	$(4,852,736)
Adjustments for:
Loss on disposal of contracts	-	-	682,969
Accretion on convertible loan payable	-	42,816	75,442
Interest on convertible loan payable	-	11,367	30,250
Depreciation and amortization	451	45,507	199,510
Provision for contract losses	-	(384,201)	1,277,564
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Gain on settlement of debt	-	-	(311,205)
Gain on sale of equipment	-	-	(210,596)
Changes in non-cash working capital, net of effects from acquisition:
Accounts receivable	-	41,254	(48,830)
Other receivables	(2,025)	(416)	2,226
Costs on uncompleted contract in excess of related billings	-	560,720	-
Prepaid expenses	(3,625)	39,982	(4,976)
Accounts payable	45,572	(59,329)	154,085
Accrued liabilities	53,084	(98,383)	239,364
Billings on uncompleted contract in excess of related costs	-	-	940,730
Provision for contract losses	-	-	(1,256,717)

Net Cash Used in Operating Activities	(195,699)	(749,773)	(4,212,167)

Cash Flows from Financing Activities
Proceeds from bank overdraft	20,661	19,720	20,661
Increase in long-term loan payable	-	-	1,212,192
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	-	-	275,000
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	173,895	27,049	917,685
Stock issuance costs	-	-	(162,500)

Net Cash Provided by Financing Activities	194,556	46,769	4,888,359

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,931,479
Proceeds from sale of equipment	-	-	295,755
Acquisition of equipment	(1,093)	-	(166,415)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(798,257)
Acquisition of intangible	-	-	(1,731,802)

Net Cash Used in Investing Activities	(1,093)	-	(469,240)

Effect of Exchange Rate Change on Cash	(15,401)	613,818	(206,952)

Change in Cash	(17,637)	(89,186)	-
Cash - Beginning of Period	17,637	89,186	-

Cash - End of Period	$-	$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2010
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

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of January 31, 2010, the Company had a negative working capital of $1,705,084 and an accumulated deficit of $4,852,736.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2010
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

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2010. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2009.

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

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2010
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies (cont'd)

	b)	Recent Accounting Pronouncements (cont’d)

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

In December 2009, the FASB issued ASU 2009-17 which codifies SFAS No. 167, “Amendments to FASB Interpretations No. 46(R)” issued in June 2009. ASU 2009-17 requires a qualitative approach to indentifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. The Company does not expect the adoption of ASU 2009-17 to have a material impact on its consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard will not have an impact on the Company.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-9 is effective upon issuance of the final Update. The Company does not expect the adoption of ASU 2010-9 to have a material impact on its consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2010
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

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2010
(Expressed in U.S. Dollars)
Unaudited

4.	Accounts Receivable

Accounts receivable - holdback represents an amount specified under certain contracts that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved. The holdback amount will be released in 2011.

5.	Equipment, Net

Equipment comprises the following:

		2009
		Accumulated
	Cost	Depreciation

Computer equipment	$1,093	$(451)
Translation adjustment	12	3

Total	$1,105	$(448)

Net carrying amount		$657

Depreciation expense charged to operations amounted to $451 for the six months ended January 31, 2010.

6.	Intangible Asset, Net
			2009
			Accumulated
		Cost	Depreciation

	License right	$2,179,440	$(108,972)
	Translation adjustment	(141,228)	(20,692)

		$2,038,212	$(129,664)

	Net carrying amount		$1,908,548

On April 23, 2004, the Company entered into a license agreement with Emergya Wind Technologies B.V. Inc. ("EWT") to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was acquired for 1,350,000 Euros (equivalent to $1,809,372).

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2010
(Expressed in U.S. Dollars)
Unaudited

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

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of January 31, 2010, the Bank of Canada's rate was 2.25%), payable quarterly, is unsecured, and matured March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As of February 28, 2010, Smart Goal Investment Limited has not exercised the right of conversion.

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” this amount was measured but was not recognized as of January 31, 2010. This amount will be recorded as additional paid-in capital only when the contingency is resolved.

In addition, the Company has issued warrants to purchase 546,875 common shares of the Company at an exercise price of $0.35. In accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” $275,000 of the cash consideration received by the Company has been allocated to the convertible loan and $75,000 has been allocated to the warrants based on their relative fair values at the date of issuance of convertible loan. The convertible loan is being accreted to its face value through a periodic charge to interest expense using the effective interest method. Accretion included in the interest and financing costs for the six months ended January 31, 2010 amounted to nil.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2010
(Expressed in U.S. Dollars)
Unaudited

9.	Related Party Transactions

The Company incurred the following amounts with related parties:

		2010
a)	Consulting fees
	Stockholders	$126,826

b)	Interest expense
	Stockholders	$42,209

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

10.	Income Taxes

The Company's current income taxes are as follows:

2010

Expected income tax recovery at the statutory rate of 34.6%	$96,125
Other permanent differences	(149,793)
Translation adjustment	(288,507)
Change in valuation allowance	342,175

Benefit from income taxes	$-

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2010
(Expressed in U.S. Dollars)
Unaudited

10.	Income Taxes (cont'd)

The components of deferred tax assets (liability) are as follows:

2010

Net operating loss carryforwards	$1,846,380
Intangible asset	(11,093)
Other deferred tax assets	5,361
Accounts receivable - holdback	(15,534)
Valuation allowance	(1,825,114)

Net	$-

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

As of January 31, 2010, the Company had $5,541,061 of Federal, provincial and state net operating loss carryforwards (including losses of $316,853 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	3,501,090
2030	289,132

$5,541,061

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2010
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

EWT-Americas has assumed the costs incurred on the Confederation and Windvision contracts. At January 31, 2010, total aggregate costs along with the deposits on the Waverly and Rural contracts owing to EWT-Americas were $2,818,875 (herein “debt”), which is presented as long-term loan payable. This debt will only be repaid to the extent of up to 25% of the sublicense payments that the Company receives from EWT-Americas. In case no sublicense payments are received, no part of the debt will be repaid to EWT-Americas.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2010
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
January 31, 2010
(Expressed in U.S. Dollars)
Unaudited

12.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
			January 31,
	2010	2009	2009

Acquisition of subsidiary, net of cash acquired, through share exchange	$-	$-	$4,031

Issuance of compensation options as commission for the private placement	$-	$-	$40,275

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
	2010	2009	January 31, 2010

Income taxes	$-	$-	$-

Interest	$-	$-	$537,039

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

On February 1, 2010, we received a letter from EWT B.V. claiming that they are (1) terminating the sub license agreement citing alleged violations of representations and warranties in the agreement; (2) alleging that large orders and opportunities were cancelled due to AWE failures; and (3) alleging amounts owing to EWT of US$2.519 million, are due and payable within 30 days.

Our responses to the allegations are as follows:

  There is no breach of warranty or untrue representation in the sub license agreement on our part or on the part of Americas Wind Energy Inc.

  The money allegedly owed to EWT is to be paid from future payments and is not due.

Management is of the firm view that that the statements and allegations made by EWT are without merit, have been made for improper and ulterior purposes and will not be supportable when challenged. We intend to defend our position vigorously by to enforce the terms of the sub license agreement.

Subsequent to receipt of the termination letter, EWT representatives have contacted the company and further discussions are ongoing at the present time to resolve these issues.

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

Employees

As of January 31, 2010, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Results of Operations

Three and six month Summary ending January 31, 2010 and 2009

Operations	Three Months Ended Jan 31, 2010	Three Months Ended Jan 31, 2009	Six Months Ended Jan 31, 2010	Six Months Ended Jan 31, 2009	Cumulative from Inception (July 29, 2002 through Jan 31, 2010)
Sales	-	-	-	-	$4,652,412
Cost of Sales	-	-	-	-	$6,943,122
Operating Expenses	$108,882	$217,180	$246,926	$862,448	$2,918,401
Other Expenses	$22,393	$39,362	$42,230	$86,442	$299,671
Net Loss	$131,275	$256,542	$289,156	$949,090	$4,852,736

Expenses

Our operating expenses for the three and six month periods ended January 31, 2010 and 2009 are outlined in the table below:

Expenses	Three Months Ended Jan 31, 2010	Three Months Ended Jan 31, 2009	Six Months Ended Jan 31, 2010	Six Months Ended Jan 31, 2009	Cumulative from Inception (July 29, 2002 through Jan 31, 2010)
General and Administrative	$115,280	$107,375	$226,3156	$211,485	$2,826,001
License Fee	-	-	-	-	$111,028
Royalty	-	-	-	-	$25,755
Foreign Exchange Loss	$(6,684)	$84,600	$20,160	$605,456	$(243,893)
Depreciation and Amortization	$286	$25,205	$451	$45,507	$199,510

Operating expenses for the three months ended January 31, 2010, decreased by 49.9% as compared to the comparative period in 2009 primarily as a result of a decrease in foreign exchange loss and depreciation and amortization.

Operating expenses for the six months ended January 31, 2010, decreased by 71.4% as compared to the comparative period in 2009 primarily as a result of a decrease in foreign exchange loss and depreciation and amortization.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	January 31,	July 31, 2009	Increase/Decrease
	2010
Current Assets	$8,452	$20,439	(58.6)%
Current Liabilities	$1,713,436	$1,420,323	20.6%
Working Capital	$(1,705,084)	$(1,399,884)	(21.8)%

Cash Flows
	Three		Three
	Months		Months
	Ended		Ended
	January 31,		January 31,
	2009		2008
Net Cash Provided by (Used in) Operating Activities	$(195,699)		$(749,773)
Net Cash Provided by Financing Activities	$194,556		$46,769
Net Cash Used in Investing Activities	$(1,093)	$	Nil
Effect of Exchange Rate Changes	$(15,401)		$613,818
Decrease In Cash during the Period	$(17,637)		$(89,186)

As of January 31, 2009, our company had working capital deficit of $ 1,705,084.

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

In December 2009, the FASB issued ASU 2009-17 which codifies SFAS No. 167, “Amendments to FASB Interpretations No. 46(R)” issued in June 2009. ASU 2009-17 requires a qualitative approach to indentifying a controlling financial interest in a variable interest entity (“VIE”), and requires ongoing assessment of whether an entity is a VIE and whether an interest in a VIE makes the holder the primary beneficiary of the VIE. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. Our company does not expect the adoption of ASU 2009-17 to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard will not have an impact on our company.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-9”). The standard amends Subtopic 855-10, “Subsequent Events” to remove the requirement for a SEC filer to disclose the date through which subsequent events have been evaluated. ASU 2010-9 is effective upon issuance of the final Update. Our company does not expect the adoption of ASU 2010-9 to have a material impact on our consolidated financial statements.

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. Except for the ASUs listed above, those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to our company or (iv) are not expected to have a significant impact on our company.

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

As of January 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended January 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Description

(2)	Plan of Purchase, Sale, Reorganization, Arrangement, Liquidation or Succession

2.1	Share Exchange Agreement dated August 11, 2006, among Northwest Passage Ventures, Ltd., 6544797 Canada Ltd., Americas Wind Energy Inc. and the shareholders of Americas Wind Energy Inc. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

Exhibit
Number	Description

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

10.2	Convertible Loan Agreement between our company and Smart Goal Investment Limited (incorporated by reference from our Current Report on Form 8-K filed on April 11, 2008)

10.3	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.4	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.5	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.6	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.7	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

10.8	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.

Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: March 16, 2010	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )