Form 10-Q
period 2010-04-30
AMERICAS WIND ENERGY CORP
filed 2010-06-18
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to_________

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
33,319,279 common shares issued and outstanding as of June 15, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

- F-2

AMERICAS WIND ENERGY CORPORATION

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED APRIL 30, 2010 AND 2009 UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Balance Sheets
April 30, 2010 and July 31, 2009
(Expressed in U.S. Dollars)

	April 30,	July 31,
	2010	2009
	(Unaudited)	(Audited)

ASSETS
Current Assets
Cash	$-	$17,637
Other receivables	2,415	1,451
Prepaid expenses	3,144	1,351
Total Current Assets	5,559	20,439
Equipment, Net (note 4)	484	-
Accounts Receivable - Trade, Noncurrent	-	46,405
Intangible Asset, Net (note 5)	-	1,894,059
Total Assets	$6,043	$1,960,903
LIABILITIES
Current Liabilities
Bank indebtedness	$32,007	$-
Accounts payable	248,906	110,184
Accrued liabilities	197,176	186,280
Due to stockholders (note 6)	1,076,772	743,789
Convertible loan payable (note 7)	380,070	380,070
Total Current Liabilities	1,934,931	1,420,323
Long-Term Loan Payable (note 10(a))	-	2,818,875
Total Liabilities	1,934,931	4,239,198

Commitments and Contingencies (note 10)

STOCKHOLDERS' DEFICIT
Capital Stock
Class "A" special voting shares, no par value; 30,000,000 shares authorized, 21,184,615 shares issued and outstanding, however deemed to be cancelled	-	-
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 31,319,279 shares issued and outstanding; 21,184,615 shares deemed issued and outstanding	5,250	5,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Loss	(287,649)	(181,567)
Accumulated Deficit During the Development Stage	(4,108,091)	(4,563,580)
Total Stockholders' Deficit	(1,928,888)	(2,278,295)
Total Liabilities and Stockholders' Deficit	$6,043	$1,960,903

( The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Nine-Month Periods Ended April 30, 2010 and 2009 and the
Period from July 29, 2002 (date of inception) through April 30, 2010
(Expressed in U.S. Dollars)
Unaudited

					Cumulative
					from Inception
					(July 29,
	Three Months	Three Months	Nine Months	Nine Months	2002)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009	2010

Sales	$-	$1,016,667	$-	$1,016,667	$4,652,412
Cost of Sales	-	1,084,375	-	1,084,375	6,943,121
Gross Loss	-	(67,708)	-	(67,708)	(2,290,709)
Expenses
General and administrative	130,026	92,929	356,341	304,414	2,956,028
License fee	-	28,037	-	28,037	111,028
Royalty fee	-	-	-	-	25,755
Warranty	-	35,175	-	35,175	-
Foreign exchange loss (gain)	(139,506)	95,899	(119,347)	701,355	(383,400)
Bad debt expense	49,220	-	49,220	-	49,220
Depreciation and amortization	205	19,978	656	73,329	199,715

Total Expenses	39,945	272,018	286,871	1,142,310	2,958,346

Loss (Income) from Operations	39,945	(339,726)	(286,871)	(1,210,018)	(5,249,055)

Other Income (Expenses)
Gain on sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	-	-	1,129,247
Gain on settlement of debt	-	-	-	-	311,205
Gain on sale of equipment	-	-	-	-	210,596
Other income (note 10(a))	809,920	-	809,920	-	938,987
Loss on disposal of contracts	-	(236,071)	-	(236,071)	(682,969)
Interest expense and financing costs	(25,330)	(24,392)	(67,560)	(103,190)	(822,805)

Total Other Income (Expenses)	784,590	(260,463)	742,362	(339,261)	1,084,261

Income (Loss) Before Income Taxes	744,645	(600,189)	455,491	(1,549,279)	(4,164,794)
Benefit from income taxes (note 9)	-	-	-	-	56,703

Net Income (Loss)	744,645	(600,189)	455,491	(1,549,279)	(4,108,091)
Foreign currency translation adjustments	(105,539)	(105,698)	(106,082)	351,089	(287,649)

Comprehensive Income (Loss)	$639,106	$(705,887)	$349,409	$(1,198,190)	$(4,395,740)

Income (Loss) per Share – Basic and Diluted	$0.01	$(0.01)	$0.01	$(0.03)

Weighted Average Number of Shares Outstanding During the Periods – Basic and Diluted	52,503,894	52,503,894	52,503,894	52,503,894

( The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Statements of Cash Flows
For the Nine-Month Periods Ended April 30, 2010 and 2009 and
Cumulative from Inception (July 29, 2002) through April 30, 2010
(Expressed in U.S. Dollars)
Unaudited

			Cumulative from
			July 29, 2002 (Date
			of Inception) through
	2010	2009	April 30, 2010
Cash Flows from Operating Activities
Net income (loss)	$455,491	$(1,549,279)	$(4,108,091)
Adjustments for:
Loss on disposal of contracts	-	236,071	682,969
Accretion on convertible loan payable	-	52,587	75,442
Interest on convertible loan payable	-	12,968	30,250
Depreciation and amortization	656	65,486	199,715
Provision for contract losses	-	(433,325)	1,277,564
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Gain on settlement of debt	-	-	(311,205)
Gain on sale of equipment	-	-	(210,596)
Loss on disposal of equipment	-	2,481	-
Loss on settlement of receivable	-	67,708	-
Write down of intangible asset	2,008,955	-	2,008,955
Write off of long-term loan payable	(2,818,875)	-	(2,818,875)
Bad debts	49,220	-	49,220
Changes in non-cash working capital, net of effects from acquisition:
Accounts receivable	-	39,322	(48,830)
Other receivables	(964)	10,300	3,287
Costs on uncompleted contract in excess of related billings	-	695,465	-
Prepaid expenses	(1,793)	42,425	(3,144)
Accounts payable	138,722	(482,026)	247,235
Accrued liabilities	10,896	(101,669)	197,176
Billings on uncompleted contract in excess of related costs	-	(940,730)	940,730
Provision for contract losses	-	-	(1,256,717)
Net Cash Used in Operating Activities	(157,692)	(2,282,216)	(4,174,162)

Cash Flows from Financing Activities
Proceeds from bank overdraft	32,044	-	32,044
Increase in long-term loan payable	-	1,973,079	1,212,192
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	-	-	275,000
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	332,983	56,574	1,076,772
Stock issuance costs	-	-	(162,500)
Net Cash Provided by Financing Activities	365,027	2,029,653	5,058,829

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,931,479
Proceeds from sale of equipment	-	-	295,755
Acquisition of equipment	(1,093)	-	(166,415)
Advances to Emergya Wind Technologies B.V. Inc.	-	-	(798,257)
Acquisition of intangible	-	-	(1,731,802)
Net Cash Used in Investing Activities	(1,093)	-	(469,240)

Effect of Exchange Rate Change on Cash	(223,879)	191,132	(415,427)

Change in Cash	(17,637)	(61,431)	-
Cash - Beginning of Period	17,637	89,186	-
Cash - End of Period	$-	$27,755	$-

( The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2010 and 2009
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

On April 23, 2004, the Company entered into a license agreement with Emergya Wind Technologies B.V. Inc. to obtain the North American intellectual property rights and know-how relating to Emergya Wind Technologies B.V. Inc.'s medium capacity wind turbines, for an indefinite period of time.

On March 5, 2009, the Company entered into an agreement with Emergya Wind Technologies B.V. Inc. and EWT-Americas Inc. (together, “EWT”) to sublicense its license to EWT, thereby allowing the use of its exclusive intellectual property and know-how rights in relation to the manufacturing and sales of medium capacity wind turbines in the size range of 600 kilowatt to 1 megawatt to the Canadian, United States, Mexican and related territory markets. The Company was to receive sublicense payments based on a percentage of sales and gross profit of wind turbine sales made by EWT.

As part of the agreement, the Company transferred to EWT all of its risks and benefits to its Waverly Light and Power (“Waverly”) and Rural Electric Convenience Cooperative Co. (“Rural”) contract.

As part of this agreement, EWT assumed the costs incurred on the Confederation Power Inc. (previously Vector Wind Energy Inc.) (“Confederation”) and Wind Vision LLC (“Windvision”) contracts from March 5, 2009. Total aggregate costs incurred by EWT on behalf of the Company and the deposits received by the Company on the Waverly and Rural contracts and owing to EWT (herein “debt”) were only payable to the extent of up to 25% of the sublicense payments that the Company was to receive from EWT. If no sublicense payments were received, no part of the debt was repayable to EWT. These contracts were commissioned in the prior year, and the Company does not have any other ongoing or future contracts in the wind turbines business.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

1.	Organization, Development Stage Activities, Reverse Merger Transaction, and Going Concern (cont’d)

On February 1, 2010, the Company received a letter from Emergya Wind Technologies B.V. terminating the sublicense agreement.

On April 28, 2010, a settlement agreement was reached to resolve the claims and defenses without litigation between the Company and EWT resulting from the termination letter. This agreement stipulates that the Company is to receive future payments not exceeding $10,000,000 (see notes 5 and 10(a)) (herein the “Settlement Agreement”). The Settlement Agreement was conditional upon customer releases of liability against the Company and EWT or upon waiver of the condition by EWT. This condition was waived by EWT and the Settlement Agreement became final on June 11, 2010.

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of April 30, 2010, the Company had a negative working capital of $1,929,372 and an accumulated deficit of $4,108,091.

The Company's continuance as a going concern is dependent on its Directors and principal stockholders in providing financial support in the short term and receiving sufficient payments under the Settlement Agreement (note 10(a)) to discharge the Company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2010. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2009.

3.	Fair Value Measurements

Effective August 1, 2007, the Company adopted Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosure”, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to ASC 820. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1	-	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2	-	Include other inputs that are directly or indirectly observable in the marketplace.

Level 3	-	Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash, bank indebtedness (Level 1), accounts receivable, other receivables, accounts payable, accrued liabilities, and convertible loan payable (Level 2) are reflected in the consolidated balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

The fair value of the long-term loan payable approximates carrying value due to the nature of the royalty terms and the fairly recent placement of the debt.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

4.	Equipment, Net

Equipment comprises the following:

		2010
		Accumulated
	Cost	Depreciation

Computer equipment	$1,181	$(689)
Translation adjustment	(41)	33

Total	$1,140	$(656)

Net carrying amount		$484

Depreciation expense charged to operations amounted to $656 for the nine months ended April 30, 2010.

5.	Intangible Asset, Net

On April 23, 2004, the Company entered into a license agreement with EWT to obtain the North American intellectual property rights and know-how relating to EWT's medium capacity wind turbines, for an indefinite period of time. The license fee was acquired for 1,350,000 Euros (equivalent to $2,145,441).

During 2008, the Company amortized the license right over its estimated useful life of 25 years. Previous to 2008, the Company regarded the license right to have an indefinite life and thus did not record amortization.

In accordance with the March 5, 2009 agreement, beginning on March 6, 2009, the intangible asset was being amortized based on a percentage of sublicense payments received compared to $14,000,000.

On February 1, 2010, the sublicense agreement was terminated and the intangible asset was written off. The write-off is included in other income in these consolidated financial statements for the period (note 10a)).

6.	Due to Stockholders

The amounts due to stockholders bear interest of 10% per annum, are unsecured and are due on demand.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

7.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of April 30, 2010, the Bank of Canada's rate was 2.25%), payable quarterly, is unsecured, and matured March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As of June 15, 2010, Smart Goal Investment Limited has not exercised the right of conversion.

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with ASC 470-20, this amount was measured but was not recognized as of April 30, 2010. This amount will be recorded as additional paid-in capital only when the contingency is resolved.

In addition, the Company has issued warrants to purchase 546,875 common shares of the Company at an exercise price of $0.35. In accordance with ASC 470-20, $275,000 of the cash consideration received by the Company has been allocated to the convertible loan and $75,000 has been allocated to the warrants based on their relative fair values at the date of issuance of convertible loan. The convertible loan is being accreted to its face value through a periodic charge to interest expense using the effective interest method. Accretion included in the interest and financing costs for the nine months ended April 30, 2010 amounted to nil.

8.	Related Party Transactions

The Company incurred the following amounts with related parties:

		2010
a)	Consulting fees

	Stockholders	$192,517

b)	Interest expense

	Stockholders	$67,540

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

9.	Income Taxes

The Company's current income taxes are as follows:

2010

Expected income tax recovery at the statutory rate of 34.6%	$(144,847)
Other permanent differences	(167,740)
Translation adjustment	(329,421)
Change in valuation allowance	642,008

Benefit from income taxes	$-

The components of deferred tax assets (liability) are as follows:

2010

Net operating loss carryforwards	$1,536,082
Intangible asset	-
Other deferred tax assets	4,866
Accounts receivable - holdback	(15,667)
Valuation allowance	(1,525,281)

Net	$-

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

As of April 30, 2010, the Company had $4,794,324 of Federal, provincial and state net operating loss carryforwards (including losses of $317,011 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$35,414
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	3,501,090

$4,794,324

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

10.	Commitments and Contingencies

a) Entry into the agreements

On March 5, 2009, the Company sublicensed its license to EWT allowing the use of its exclusive intellectual property and know-how rights in relation to the manufacturing and sales of medium capacity wind turbines in the size range of 600 kilowatt to 1 megawatt to the Canadian, United States, Mexican and related territory markets (“Exclusive Rights Territory”) to EWT. The agreement specified that the Company receive sublicense payments in an amount equal to the sum of (i) 2.5% of sales revenues and (ii) 12.5% of gross profit, not exceeding $28,000,000 in aggregate.

The Company had the right to terminate the Agreement earlier if the aggregate sublicense payments under the Agreement were less than $14,000,000 and one of the following events occured before March 5, 2012:

a) If EWT ceased to conduct any business in the Exclusive Rights Territory for a period of greater than 12 consecutive months;

b) If EWT sought relief under Title 7 of the U.S. Bankruptcy Code or a similar provision and an order was entered to liquidate EWT as opposed to a bankruptcy filing under Title 11 seeking reorganization; or

c) If EWT failed to make any undisputed payments to the Company when due and such payment was not made within 45 days of the notice given by the Company.

As part of the Agreement, the Company transferred to EWT all of its risks and benefits to its Waverly and Rural contracts. As such, the Company was committed to transfer the deposits made by Waverly and Rural of $940,730 to EWT.

EWT assumed the costs incurred on the Confederation and Windvision contracts. The total aggregate costs along with the deposits on the Waverly and Rural contracts owing to EWT was $2,818,875 (herein “debt”).

Also, as part of the Agreement, the Company assigned all of its rights, interest and obligations under the license agreement with GE Power Technology LLC ("GEPT"). As such, the debt has been removed and offset against the write down of the intangible asset of $2,008,955 in other income in these consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

10.	Commitments and Contingencies (cont’d)

a) Entry into the Agreement (cont’d)

On April 28, 2010, the Company entered the Settlement Agreement. This agreement replaced the March 5, 2009 agreement. Under this agreement, the Company will receive future payments based on 3% of sales of wind turbines made by EWT (herein the “Settlement Payments”), with the total Settlement Payments not exceeding $10,000,000. As repayment of the debt payable by the Company to EWT, EWT will apply the first $2,000,000 of Settlement Payments against the debt amount. Once $2,000,000 has been repaid to EWT, the Settlement Payments will be made to the Company at 50% of the Settlement Payment amount until EWT have retained an aggregate of $4,000,000 in total Settlement Payments (including the initial $2,000,000). Subsequent to that, the Settlement Payments will be paid in full to the Company until the earlier of the $10,000,000 being reached or until the fourth anniversary date of this agreement. If no Settlement Payments are received under the Agreement, the Company will not be committed to repaying the debt. As such, the debt has been removed and offset against the write down of the intangible asset of $2,008,955 in other income in these financial statements.

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
April 30, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

11.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
			April 30,
	2010	2009	2010

Acquisition of subsidiary, net of cash acquired, through share exchange	$-	$-	$4,031

Issuance of compensation options as commission for the private placement	$-	$-	$40,275

During the period, the Company had cash flows arising from interest and income taxes as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
	2010	2009	April 30, 2010

Income taxes	$-	$-	$-

Interest	$-	$-	$537,039

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

Summary terms of the agreement were:

  The sublicense agreement gave AWE a royalty of 2.5 % of sales revenue and 12.5% of contribution margin on all sales to companies listed on Exhibit A of the agreement over the next 5 years.
  The royalty payments were capped at $28 million.
  EWT Americas took over all AWE projects except two and was completing these two projects for our company.
  The costs to complete these two projects plus additional monies owed to EWT for materials was being taken out of our royalty payments at the rate of 25% of each royalty payment until completed.
  We cannot compete with EWT Americas in the windturbine business.

Effective March 5, 2009, Mr. Frank Pickersgill, our secretary and director, entered into a consulting agreement with EWT-Americas Inc. Pursuant to the terms of the consulting agreement, Mr. Pickersgill was to provide business consulting services to EWT-Americas Inc. for a monthly compensation of US$6,250. The agreement was to be terminated on the earlier of: (i) two years from the date of the agreement, or (ii) the termination of the sublicense agreement.

Effective March 5, 2009, Mr. Hal Dickout, our president, chief executive officer, chairman and director, entered into a consulting agreement with EWT-Americas Inc. Pursuant to the terms of the consulting agreement, Mr. Dickout was to provide business consulting services to EWT-Americas Inc. for a monthly compensation of US$6,250. The agreement was to be terminated on the earlier of: (i) two years from the date of the agreement, or (ii) the termination of the sublicense agreement.

On February 1, 2010, we received a letter from EWT B.V. claiming that they are (1) terminating the sublicense agreement citing alleged violations of representations and warranties in the agreement; (2) alleging that large orders and opportunities were cancelled due to AWE failures; and (3) alleging amounts owing to EWT of US$2.519 million, are due and payable within 30 days.

Our responses to the allegations are as follows:

  There was no breach of warranty or untrue representation in the sublicense agreement on our part or on the part of Americas Wind Energy Inc.

  The money allegedly owed to EWT was to be paid from future payments and is not due.

Our company rejected the claims in the letter and we entered into settlement discussions with EWT and EWT-Americas (together “EWT”). These discussions have resulted in a Settlement Agreement dated as of April 28, 2010, which became effective on June 11, 2010.

A summary of the key terms of the Settlement Agreement is as follows:

  We will be paid a fee with respect to sales by EWT. of 600kw to 1mw wind turbines in the territory covered by the original license agreement over the next four years subject to a maximum cap of $10,000,000.

  As repayment of the debt payable by our company to EWT, EWT will apply the first $2,000,000 of settlement payments against the debt amount. Once $2,000,000 has been repaid to EWT, the settlement payments will be made to our company at 50% of the settlement payment amount until EWT have retained an aggregate of $4,000,000 in total settlement payments (including the initial $2,000,000). Subsequent to that, the settlement payments will be paid in full to our company until the earlier of the $10,000,000 being reached or until the fourth anniversary date of the agreement. If no settlement payments are received under the agreement, our company will not be committed to repaying the debt.

  The consulting contracts with H. C. Dickout and F. D. Pickersgill are reinstated.

  The settlement agreement is conditioned upon and was not effective unless EWT reaches agreement with former customers of our company or EWT waives the claim, which condition was satisfied by EWT waiving the condition effective June 11, 2010

We are now out of the business of manufacturing and supplying windturbines and look forward to the fees that may be generated as a result of the settlement reached.

It is management’s intent to search for a merger or acquisition partner who is interested in our public structure, who can use our tax loss carry-forwards and who values the royalty stream, in order to get best total return for shareholders.

Our Current Business

Our company expects to receive royalty payments under the Settlement Agreement signed on April 28, 2010. Per the agreement, our company will receive payments equal to 3% of the sales revenue generated by EWT in North America. Under this agreement, EWT has assumed all of the liabilities of AWE. The royalty payments and debt repayment will work as follows:

a) The first $2,000,000 of royalty payments due to us will be retained by EWT to offset the debt owing to them by us,

b) Subsequent to that, we will receive 50% of the royalty payments owing to us, and the other 50% will go towards paying down the debt we owe to EWT, until a total of $4,000,000 of royalty payments are retained by EWT,

c) Subsequent payments will be paid in full to AWE until a maximum of $10,000,000 in royalty payments has been received by AWE.

There is no liability to EWT beyond paying a percentage of royalties received. However, if no royalties are received by us, the debt will not be repayable to EWT.

To maximize shareholder value we are exploring merger, acquisition or Joint Venture opportunities. We plan to raise the necessary capital to do this through a convertible debenture or sale of shares. We have retained a competent and experienced financial firm to assist in this process.

In the short term, operations will continue to be funded by shareholder loans and in the longer term the royalty payments from EWT are expected to contribute strongly to our company’s balance sheet.

Cash Requirements

Over the next 12 months we intend to operate as a business development Company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Professional fees	$150,000
Other general administrative expenses	$300,000
Total	$450,000

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

Trends and Uncertainties

Our revenues are dependent on the success of EWT in selling windturbines to our customer list. Prospects look good in the current political environment of support for renewables but results cannot be assured.

Our ability to develop new business in the current market environment may take some time.

Employees

As of April 30, 2010, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Results of Operations

Three and nine month Summary ending April, 2010 and 2009

Operations	Three Months Ended Apr 30, 2010	Three Months Ended Apr 30, 2009	Nine Months Ended Apr 30, 2010	Nine Months Ended Apr 30, 2010	Cumulative from Inception (July 29, 2002 through Apr 30, 2010
Sales	$Nil	$1,016,667	$Nil	$1,016,667	$4,652,412
Cost of Sales	$Nil	$1,084,375	$Nil	$1,084,375	$6,943,121
Operating Expenses	$39,945	$272,018	$286,871	$1,142,310	$2,958,346
Other Income (Expenses)	$784,590	($260,463)	$742,638	($339,261)	$1,084,261
Net Income (Loss)	$744,645	($600,189)	$455,491	($1,549,279)	($4,108,091)

Expenses

Our operating expenses for the three and nine month periods ended April 30, 2010 and 2009 are outlined in the table below:

Expenses	Three Months Ended Apr 30, 2010	Three Months Ended Apr 30, 2009	Nine Months Ended Apr 30, 2010	Nine Months Ended Apr 30, 2010	Cumulative from Inception (July 29, 2002 through Apr 30, 2010
General and Administrative	$130,026	$92,929	$356,341	$304,414	$2,956,028
License Fee	$Nil	$28,037	$Nil	$28,037	$111,028
Royalty	$Nil	$Nil	$Nil	$Nil	$25,755
Warranty	$Nil	$35,175	$Nil	$35,175	$Nil
Foreign Exchange Loss	($139,506)	$95,899	($119,347)	$701,355	($383,400)
Bad Expense Debt	$49,220	$Nil	$49,220	$Nil	$49,220
Depreciation and Amortization	$205	$19,978	$656	$73,329	$199,715

Operating expenses for the three months ended April 30, 2010, decreased by 85.3% as compared to the comparative period in 2009 primarily as a result of a gain on foreign exchange and a reduction of depreciation and amortization.

Operating expenses for the nine months ended April 30, 2010, decreased by 74.9% as compared to the comparative period in 2009 primarily as a result of a gain on foreign exchange and a reduction of depreciation and amortization.

Other income for the three months ended April 30, 2010, increased by 401.2% as compared to the comparative period in 2009 as a result of the removal of debt of $2,818,955 offset against the write down of the intangible assets of $2,008,955.

Other income for the nine months ended April 30, 2010, increased by 318.9% as compared to the comparative period in 2009 as a result of the removal of debt of $2,818,955 offset against the write down of the intangible assets of $2,008,955.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	April 30,	July 31, 2009	Increase/Decrease
	2010
Current Assets	$5,559	$20,439	(72.8%	)
Current Liabilities	$1,934,931	$1,420,323	36.2%
Working Capital	$(1,929,372)	$(1,399,884)	(37.8%	)

Cash Flows
	Nine Months		Nine Months
	Ended		Ended
	April 30,		April 30,
	2010		2009
Net Cash Provided by (Used in) Operating Activities	$(157,692)		$(2,282,216)
Net Cash Provided by Financing Activities	$332,983		$2,029,653
Net Cash Used in Investing Activities	$(1,093)	$	Nil
Effect of Exchange Rate Changes	$(223,879)		$191,132
Decrease In Cash during the Period	$(17,637)		$(61,431)

As of April 30, 2010, our company had working capital deficit of $1,929,372.

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

Basis of Presentation

The condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2010. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of our company for the fiscal year ended July 31, 2009.

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

As of April 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

Our audited financial statements for the year end July 31, 2009, states that there is a substantial doubt that we will be able to continue as a going concern.

Our income from the Settlement Agreement is a percentage of sales achieved by EWT in North America.

This income is dependent on EWT achieving these sales. To the extent that sales are not achieved or are less than anticipated, our income will be impacted and our company may have difficulty in meeting our payment obligations.

There may be some doubt about ability to continue as a going concern.

Our company’s continuance as a going concern is dependent on out directors and principal stockholders in providing financial support in the short term and receiving sufficient royalty payments to discharge our company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

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

Item 4. [Removed and Reserved]

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

10.2	Convertible Loan Agreement between our company and Smart Goal Investment Limited (incorporated by reference from our Current Report on Form 8-K filed on April 11, 2008)

10.3	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.4	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.5	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

Exhibit
Number	Description

10.6	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.7	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

10.8	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

10.9	Settlement Agreement dated April 28, 2010 with Emergya Wind Technologies B. V. and EWT- Americas Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2010)

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.

Americas Wind Energy Inc.

(31)	Section 302 Certifications

31.1*	Section 302 Certification

(32)	Section 906 Certification

32.1*	Section 906 Certification

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: June 18, 2010	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )