Form 10-K
period 2010-07-31
AMERICAS WIND ENERGY CORP
filed 2010-11-15
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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

Common Stock, par value of $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes [     ] No[ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [     ]  No[ x ]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.
Yes[ x ] No [    ]

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
Yes [    ] No[ x ]

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 18, 2010 was $1,430,214 based on a $0.05 closing price for the Common Stock on January 29, 2010. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

39,396,202 shares of common stock issued & outstanding as of October 18, 2010

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

Our Current Business

We are now a company with no manufacturing and sales operations, but with a projected revenue stream of up to $10 million over the next four years from the settlement agreement payments.

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

Employees

As of October 14, 2010, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Risks Related to Our Business

The audited financial statements for the year end July 31, 2010, states that there is a substantial doubt that we will be able to continue as a going concern and our independent certified public accountant added an emphasis paragraph to this report.

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

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

In the United States, our common shares are quoted on the Over-the-Counter Bulletin Board under the symbol “AWNE.” The following quotations, obtained from Yahoo Finance, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Our common shares were originally quoted for trading on the OTCBB on January 30, 2006 under the symbol “VEQI”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

National Association of Securities Dealers OTC Bulletin Board(1)
Quarter Ended	High	Low
July 31, 2010	$0.075	$0.03
April 30, 2010	$0.10	$0.0402
January 31, 2010	$0.13	$0.05
October 31, 2009	$0.225	$0.09
July 31, 2009	$0.47	$0.14
April 30, 2009	$0.16	$0.09
January 31, 2009	$0.16	$0.05
October 31, 2008	$0.35	$0.09
July 31, 2008	$0.49	$0.28

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Island Stock Transfer Inc., 100 Second Avenue South, Suite 104N, St. Petersburg, Florida 33701 is the registrar and transfer agent for our common and preferred shares.

On October 14, 2010, the shareholders' list showed 38 registered shareholders, 39,396,202 common shares and 18,107,692 preferred shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2010 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2010.

Equity Compensation Plan Information

Except as disclosed below, we do not have a stock option plan in favor of any director, officer, consultant or employee of our company.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2010.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended July 31, 2010 and July 31, 2009 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

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

Trends and Uncertainties

Our revenues are dependent on the success of EWT-Americas in selling wind turbines in the North American market. Prospects look good in the current political environment of support for renewables but results cannot be assured.

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

Results of Operations for the Years Ended July 31, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2010 and 2009.

Our operating results for the years ended July 31, 2010 and 2009 are summarized as follows:

	Year Ended
	July 31,
	2010	2009
Operating Expenses	$487,708	$444,697
Other Expenses	$111,181	$138,470
(Income) Loss from Discontinued Operations, net of tax	$(1,130,291)	$1,557,216
Net Income (Loss)	$531,402	$(2,140,383)

Expenses

Our operating expenses for the years ended July 31, 2010 and 2009 are outlined in the table below:

	Year Ended
	July 31,
	2010	2009
General and Administrative	$460,367	$427,007
Foreign Exchange Loss	$27,172	$16,572
Depreciation and Amortization	$169	$1,118

Operating expenses for the year ended July 31, 2010, increased by 9.67% as compared to the comparative period in 2009 primarily as a result of an increase in legal and professional fees.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

	At	At	Percentage
	July 31,	July 31,	Increase/Decrease
	2010	2009
Current Assets	$7,974	$20,439	(60.99)%
Current Liabilities	$1,646,310	$1,420,323	15.91%
Working Capital	$(1,638,336)	$(1,399,884)	17.03%

Cash Flows
	Year Ended		Year Ended
	July 31,		July 31,
	2010		2009
Net Cash Used in Operating Activities	$(474,882)		$(1,565,272)
Net Cash Provided by Financing Activities	$306,470		$1,462,078
Net Cash Provided by Investing Activities	$(1,163)	$	Nil
Effect of Exchange Rate Changes	$151,938		$31,645
Decrease in Cash during the Period	$(17,637)		$(71,549)

As of July 31, 2010, our company had working capital deficit of $1,638,336.

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

Basis of Presentation

The consolidated financial statements include the accounts of Americas Wind Energy Corporation, and 6544797 Canada Ltd. and its wholly owned legal subsidiary, AWE Inc. All significant intercompany balances and transactions are eliminated on consolidation. For financial reporting purposes, AWE Inc. is the accounting parent company. The financial statements are prepared in accordance with United States Generally Accepted Accounting Principles.

Cash and Cash Equivalents

The Company considers all highly liquid temporary investments with original maturities of less than ninety days to be cash equivalents. Temporary cash investments are placed with high credit financial institutions. At times, the Company’s cash deposits with any one financial institution may exceed federally insured limits.

Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Office equipment	30%	Declining balance

Intangible Asset, Net

Intangible asset represents an acquired license right. Previously, the Company determined that the asset met the indefinite life criteria outlined in Accounting Standards Codification (“ASC”) 350, "Intangibles other than Goodwill." Accordingly, the Company did not amortize this intangible asset, but instead reviewed this asset at least annually for impairment.

During 2009, upon entering into the Agreement with EWT on March 5, 2009, the Company completed a review of the estimated useful life of its intangible asset. As a result of the review, the Company revised its amortization policy from amortizing the intangible asset over its previously estimated useful life of 25 years to a basis based on a percentage of sublicense payments received compared to $14,000,000, being the minimum sublicense payments required without termination of the.

This change qualifies as a change in accounting estimate and was made on a prospective basis effective March 5, 2009. In 2009, amortization expense was $30,380 (after-tax) less than would have been had the amortization policy not changed. The effect of this change was to decrease each of the loss before income taxes, net loss and comprehensive loss by $30,380. This change had no effect on either basic or diluted loss per share.

On February 1, 2010, the sublicense agreement was terminated and the intangible asset was written off. The write-off is included in net income from discontinued operations in these consolidated financial statements for the period.

Impairment of Long-lived Assets

In accordance with ASC 360, "Property, plant and equipment," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

Revenue Recognition of Discontinued Operations

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

Income taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes." Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Foreign Currency Translation

In accordance with the provision of ASC 830, "Foreign Currency Matters," the Company, whose functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or loss, a component of stockholders' equity or deficit. Gains or losses resulting from foreign currency transactions are included in earnings.

Fair Value of Financial Instruments

The carrying values of cash and bank indebtedness, accounts receivable, accounts payable, accrued liabilities, due to stockholders and convertible loan payable approximate their fair values principally because of the short-term maturities of these financial instruments.

Comprehensive Income or Loss

The Company applies the provisions of ASC 220, “Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income (loss).

Earnings or Loss Per Share

The Company accounts for earnings or loss per share pursuant to ASC 260, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.

Discontinued Operations

The Company applies the provision of ASC 205, “Discontinued Operations” to account for the results of operations of a component of an entity that either has been disposed of or is classified as held for sale. Such components are reported in discontinued operations if both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and where the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In the current year, it was determined that the Company’s entrance into the Settlement Agreement to sell and manufacture wind turbines for the medium capacity wind turbines for the North American market for an indefinite period of time constitutes a component that has been disposed of and as such is presented in net income from discontinued operations in these consolidated financial statements.

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

Recent accounting pronouncements

In June 2009, the FASB issued ASC 860, "Transfers and Servicing." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In June 2009, the FASB issued ASC 810, "Consolidation" This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In August 2009, FASB issued ASC 820, "Fair Value Measurements and Disclosures", which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASC 820 was effective for the first reporting period, including interim periods, beginning after issuance. The change will have no effect on the Company’s consolidated financial statements.

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

 JULY 31, 2010 AND 2009

(EXPRESSED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Americas Wind Energy Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Americas Wind Energy Corporation (A Development Stage Company) and subsidiaries (the "Company") as of July 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended July 31, 2010 and 2009 and the period from July 29, 2002 (date of inception) through July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americas Wind Energy Corporation and subsidiaries as of July 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended July 31, 2010 and 2009, and the period from July 29, 2002 (date of inception) through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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
November 10, 2010
The Madison Centre, 4950 Yonge Street, 4th Floor, Toronto, Ontario Canada M2N 6K1

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

	2010	2009

ASSETS
Current Assets
Cash	$-	$17,637
Other receivables	2,902	1,451
Prepaid expenses	5,072	1,351
Total Current Assets	7,974	20,439
Equipment, Net (note 4)	977	-
Accounts Receivable, Noncurrent (note 3)	-	46,405
Intangible Asset, Net (note 5)	-	1,894,059
Total Assets	$8,951	$1,960,903
LIABILITIES
Current Liabilities
Bank indebtedness	$26,215	$-
Accounts payable	118,313	110,184
Accrued liabilities	115,305	186,280
Due to stockholders (note 7)	989,896	743,789
Convertible loan payable (note 8)	396,581	380,070
Total Current Liabilities	1,646,310	1,420,323
Long-Term Loan Payable (note 6 & 13)	-	2,818,875
Total Liabilities	1,646,310	4,239,198

Commitments and Contingencies (note 13)

STOCKHOLDERS' DEFICIT
Capital Stock
Class "A" special voting shares, no par value; 30,000,000 shares authorized, 18,107,692 (2009 – 19,184,615) shares issued and outstanding, however deemed to be cancelled (note 9)	-	-
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 39,396,202 (2009 - 33,319,279) shares issued and outstanding; 18,107,692 (2009 – 19,184,615) shares deemed issued and outstanding (note 9)	205,250	5,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Loss	(272,033)	(181,567)
Accumulated Deficit During the Development Stage	(4,032,178)	(4,563,580)
Total Stockholders' Deficit	(1,637,359)	(2,278,295)
Total Liabilities and Stockholders' Deficit	$8,951	$1,960,903

 (The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended July 31, 2010 and 2009, and Cumulative
from Inception (July 29, 2002) Through July 31, 2010
(Expressed in U.S. Dollars)

			Cumulative
			from Inception
			(July 29,
	Year Ended	Year Ended	2002)
	July 31,	July 31,	through
	2010	2009	July 31,
			2010

Sales (note 6)	$-	$-	$-
Cost of Sales	-	-	-
Gross Loss	-	-	-
Expenses
General and administrative	460,367	427,007	2,794,197
Foreign exchange loss (gain)	27,172	16,572	(36,944)
Depreciation and amortization	169	1,118	55,760

Total Expenses	487,708	444,697	2,813,014

Loss from Operations	(487,708)	(444,697)	(2,813,014)

Other (Expenses) Income
Gain on sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,129,247
Other income	-	1,671	83,622
Interest and financing costs	(111,181)	(140,141)	(866,426)

Total Other (Expenses) Income	(111,181)	(138,470)	346,443

Loss Before Income Taxes and Discontinued Operations	(598,889)	(583,167)	(2,466,570)
Benefit from income taxes (note 11)	-	-	56,703

Loss before Discontinued Operations	(598,889)	(583,167)	(2,409,867)
Income (Loss) from Discontinued Operations, net of tax (note 6)	1,130,291	(1,557,216)	(1,622,311)

Net Income (Loss)	531,402	(2,140,383)	(4,032,178)
Foreign currency translation adjustments	(90,466)	(77,212)	(272,033)

Comprehensive Income (Loss)	$440,936	$(2,217,595)	$(4,304,211)

Net Income (Loss) per Share – Basic and Diluted:
Income (Loss) from continuing operations	$(0.01)	$(0.01)
Income (Loss) from Discontinued Operations, Net of Tax	0.02	(0.03)
Net Income (Loss) per Share – Basic and Diluted	$0.01	$(0.04)
Weighted Average Number of Shares Outstanding During the Periods – Basic and Diluted	53,099,774	52,503,894

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through July 31, 2010
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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through July 31, 2010
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance - July 31, 2006	-	$-	57,545,143	$5,754	$(5,664)	$(98,857)	$(611,954)	$(710,721)
Cancellation of shares as part of the share exchange	-	-	(37,541,249)	(3,754)	3,754	-	-	-
Share exchange transaction on August 11, 2006 - issuance of 30,000,000 Class A special voting shares in exchange for 130,000 shares of AWE Inc.	30,000,000	-	-	-	4,262	-	-	4,262
Exchangeable shares presented as having been converted (note 10)	(25,000,000)	-	25,000,000	2,500	(2,500)	-	-	-
Class A special voting shares converted (note 10)	(5,000,000)	-	5,000,000	500	(500)	-	-	-
Issuance of shares in relation to private placement for cash	-	-	2,500,000	250	2,147,106	-	-	2,147,356
Issuance of stock purchase warrants	-	-	-	-	402,644	-	-	402,644
Issuance of compensation options	-	-	-	-	40,275	-	-	40,275
Share issuance costs	-	-	-	-	(202,775)	-	-	(202,775)
Foreign currency translation adjustment	-	-	-	-	-	(22,311)	-	(22,311)
Net income for the year	-	-	-	-	-	-	244,244	244,244

Balance - July 31, 2007	-	-	52,503,894	5,250	2,386,602	(121,168)	(367,710)	1,902,974
Issuance of stock purchase warrants	-	-	-	-	75,000	-	-	75,000
Foreign currency translation
adjustment	-	-	-	-	-	16,813	-	16,813
Net loss for the year	-	-	-	-	-	-	(2,055,487)	(2,055,487)

Balance - July 31, 2008	-	$-	52,503,894	$5,250	$2,461,602	$(104,355)	$(2,423,197)	$(60,700)

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through July 31, 2010
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance - July 31, 2008	-	$-	52,503,894	$5,250	$2,461,602	$(104,355)	$(2,423,197)	$(60,700)

Foreign currency translation adjustment	-	-	-	-	-	(77,212)	-	(77,212)
Net loss for the year	-	-	-	-	-	-	(2,140,383)	(2,140,383)

Balance - July 31, 2009	-	$-	52,503,894	$5,250	$2,461,602	$(181,567)	$(4,563,580)	$(2,278,295)

Issuance of shares in relation to Conversion of shareholder debt	-	-	5,000,000	200,000	-	-	-	200,000
Foreign currency translation adjustment	-	-	-	-	-	(90,466)	-	(90,466)
Net income for the year	-	-	-	-	-	-	531,402	531,402

Balance - July 31, 2010	-	$-	57,503,894	$205,250	$2,461,602	$(272,033)	$(4,032,178)	$(1,637,359)

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2010 and 2009 and
Cumulative from Inception (July 29, 2002) Through July 31, 2010
(Expressed in U.S. Dollars)

			Cumulative from
			Inception
	Year Ended	Year Ended	(July 29, 2002)
	July 31,	July 31,	Through
	2010	2009	July 31, 2010
Cash Flows from Operating Activities
Net income (loss)	$531,402	$(2,140,383)	$(4,032,178)
Adjustments for:
Accretion on convertible loan payable	-	47,533	75,442
Depreciation and amortization	169	1,118	55,760
Interest on convertible loan payable	-	20,031	30,250
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Changes in non-cash working capital, net of effects from acquisition:
Accounts receivable	-	102,639	(46,405)
Other receivables	(1,451)	12,633	(2,902)
Prepaid expenses	(3,721)	51,356	(5,072)
Accounts payable	37,380	(615,499)	118,313
Accrued liabilities	91,630	(102,399)	115,305

Net Cash Provided by (Used by) Operating Activities	655,409	(2,622,971)	(4,820,734)
Net Cash (Used by) Provided by Operating Activities from
Discontinued Operations	(1,130,291)	1,057,699	(1,904,921)

	(474,882)	(1,565,272)	(6,725,655)

Cash Flows from Financing Activities
Proceeds from bank overdraft	43,852	-	43,852
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	16,511	-	291,511
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	246,107	249,886	989,896
Increase in long-term loan payable	-	1,212,192	1,212,192
Stock issuance costs	-	-	(162,500)

Net Cash Provided by Financing Activities	306,470	1,462,078	5,000,272

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,931,479
Acquisition of equipment	(1,163)	-	(166,485)

Net Cash (Used by) Provided by Investing Activities	(1,163)	-	1,764,994

Effect of Exchange Rate Change on Cash	151,938	31,645	(39,611)

Change in Cash	(17,637)	(71,549)	-
Cash - Beginning of Period	17,637	89,186	-

Cash - End of Period	$-	$17,637	$-

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

1.	Organization, Reverse Merger Transaction, and Going Concern

Americas Wind Energy Corporation (the "Company") was incorporated under the laws of the State of Nevada on August 22, 2003. The Company was acquired in a reverse merger transaction on August 11, 2006. The Company changed its ordinary course of business from that of establishing a marine adventure tourism business to that of manufacturing and distributing wind power turbines to wind farm developers throughout the Americas through its operating subsidiary incorporated in Canada, Americas Wind Energy Inc. ("AWE Inc."), which has been involved in the wind turbines business since July 29, 2002 up until June 11, 2010.

Following the finalized settlement agreement (as disclosed in Note 5) on June 11, 2010 the Company discontinued its operations in the wind turbines business and has focused its activities on managing the settlement agreement and seeking out and investigating potential business opportunities in a business combination.

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of July 31, 2010, the Company had negative working capital of $1,638,336 and accumulated deficit of $4,032,178.

The Company's continuance as a going concern is dependent on its Directors and principal stockholders in providing financial support in the short term and receiving sufficient payments under the Settlement Agreement (note 13) to discharge the Company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

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
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The consolidated financial statements include the accounts of Americas Wind Energy Corporation, and 6544797 Canada Ltd. and its wholly owned legal subsidiary, AWE Inc. All significant intercompany balances and transactions are eliminated on consolidation. For financial reporting purposes, AWE Inc. is the accounting parent company. The financial statements are prepared in accordance with United States Generally Accepted Accounting Principles.

	b)	Cash and Cash Equivalents

The Company considers all highly liquid temporary investments with original maturities of less than ninety days to be cash equivalents. Temporary cash investments are placed with high credit financial institutions. At times, the Company’s cash deposits with any one financial institution may exceed federally insured limits.

	c)	Equipment, Net

Equipment is recorded at cost. Depreciation, based on the estimated useful lives of the assets, is provided as follows:

Office equipment	30%	Declining balance

d)	Intangible Asset, Net

Intangible asset represents an acquired license right. Previously, the Company determined that the asset met the indefinite life criteria outlined in Accounting Standards Codification (“ASC”) 350, "Intangibles other than Goodwill." Accordingly, the Company did not amortize this intangible asset, but instead reviewed this asset at least annually for impairment.

During 2009, upon entering into the Agreement with EWT on March 5, 2009, the Company completed a review of the estimated useful life of its intangible asset. As a result of the review, the Company revised its amortization policy from amortizing the intangible asset over its previously estimated useful life of 25 years to a basis based on a percentage of sublicense payments received compared to $14,000,000, being the minimum sublicense payments required without termination of the Agreement (see notes 5 and 12(a)).

This change qualifies as a change in accounting estimate and was made on a prospective basis effective March 5, 2009. In 2009, amortization expense was $30,380 (after-tax) less than would have been had the amortization policy not changed. The effect of this change was to decrease each of the loss before income taxes, net loss and comprehensive loss by $30,380. This change had no effect on either basic or diluted loss per share.

On February 1, 2010, the sublicense agreement was terminated and the intangible asset was written off. The write-off is included in net income from discontinued operations in these consolidated financial statements for the period (note 6 and 13(a)).

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	e)	Impairment of Long-lived Assets

In accordance with ASC 360, "Property, plant and equipment," long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell.

	f)	Revenue Recognition of Discontinued Operations

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

	g)	Research and Development

Research and development costs are expensed as incurred. Research and development expenses consist primarily of consulting fees and materials.

Costs incurred in obtaining license rights to technology in the research and development stage, and that have no alternative future uses are expensed as incurred.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	h)	Income taxes

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes." Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

	i)	Foreign Currency Translation

In accordance with the provision of ASC 830, "Foreign Currency Matters," the Company, whose functional currency is the Canadian dollar, translates its balance sheet into U.S. dollars at the prevailing rate at the balance sheet date and translates its revenues, costs and expenses at the average rates prevailing during each reporting period. Net gains or losses resulting from the translation of financial statements are accumulated and charged directly to accumulated comprehensive income or loss, a component of stockholders' equity or deficit. Gains or losses resulting from foreign currency transactions are included in earnings.

	j)	Fair Value of Financial Instruments

The carrying values of cash and bank indebtedness, accounts receivable, accounts payable, accrued liabilities, due to stockholders and convertible loan payable approximate their fair values principally because of the short-term maturities of these financial instruments.

	k)	Comprehensive Income or Loss

The Company applies the provisions of ASC 220, “Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income (loss).

	l)	Earnings or Loss Per Share

The Company accounts for earnings or loss per share pursuant to ASC 260, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	m)	Discontinued Operations

The Company applies the provision of ASC 205, “Discontinued Operations” to account for the results of operations of a component of an entity that either has been disposed of or is classified as held for sale. Such components are reported in discontinued operations if both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and where the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In the current year, it was determined that the Company’s entrance into the Settlement Agreement to sell and manufacture wind turbines for the medium capacity wind turbines for the North American market for an indefinite period of time constitutes a component that has been disposed of and as such is presented in net income from discontinued operations in these consolidated financial statements (note 6).

	m)	Use of Estimates

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

	n)	Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 860, "Transfers and Servicing." This standard eliminates the concept of a qualifying special purpose entity ("QSPE") and modifies the derecognition provisions in SFAS 140. This statement is effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

In June 2009, the FASB issued ASC 810, "Consolidation" This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	n)	Recent Accounting Pronouncements (cont’d)

In August 2009, FASB issued ASC 820, "Fair Value Measurements and Disclosures", which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASC 820 was effective for the first reporting period, including interim periods, beginning after issuance. The change will have no effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard will not have an impact on the Company’s consolidated financial statements.

3.	Accounts Receivable

	2010	2009
Accounts receivable - trade	$-	$-
Accounts receivable - holdback	-	46,405
	-	46,405
Non-current portion	-	(46,405)
Current portion	$-	$-

Accounts receivable - holdback represents an amount specified under a contract that the customer is contractually entitled to withhold until completion of the project or until certain project milestones are achieved.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

4.	Equipment, Net

Equipment comprises the following:

		2010		2009
	Cost	Accumulated		Accumulated
		Depreciation	Cost	Amortization
Office equipment	$1,149	$(172)	$-	$-

Net carrying amount		$977		$-

5.	Intangible Asset, Net

		2010		2009
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Amortization
License right	$-	$-	$2,179,440	$(138,648)
Translation adjustment	-	-	(156,702)	9,969
Total	$-	$-	$2,022,738	$(128,679)
Net carrying amount		$-		$1,894,059

On March 5, 2009, the Company entered into an agreement with Emergya Wind Technologies B.V. Inc. and EWT-Americas Inc. (together, “EWT”) to sublicense its license to EWT, thereby allowing the use of its exclusive intellectual property and know-how rights in relation to the manufacturing and sales of medium capacity wind turbines in the size range of 600 kilowatt to 1 megawatt to the Canadian, United States, Mexican and related territory markets. The Company would receive sublicense payments based on a percentage of sales and gross profit of wind turbine sales made by EWT.

As part of the Agreement, the Company transferred to EWT all of its risks and benefits to its Waverly Light and Power (“Waverly”) and Rural Electric Convenience Cooperative Co. (“Rural”) contract.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

5.	Intangible Asset, Net (cont’d)

EWT has also assumed the costs incurred on the Confederation Power Inc. (previously Vector Wind Energy Inc.) (“Confederation”) and Wind Vision LLC (“Windvision”) contracts since March 5, 2009. Total aggregate costs incurred by EWT on behalf of the Company and the deposits received by the Company on the Waverly and Rural contracts and owing to EWT (herein “debt”) will only be repaid to the extent of up to 25% of the sublicense payments that the Company receives from EWT. If no sublicense payments are received, no part of the debt will be repaid to EWT. These contracts have been commissioned in the prior year, and the Company does not have any other ongoing or future contracts in the wind turbines business.

In accordance with the March 5, 2009 agreement, beginning on March 6, 2009, the intangible asset was being amortized based on a percentage of sublicense payments received compared to $14,000,000.

On February 1, 2010, the sublicense agreement was terminated and the intangible asset was written off. The write-off is included in discontinued operations in these consolidated financial statements for the period (note 13).

On April 28, 2010, a settlement agreement was reached to resolve the claims and defenses without litigation between the Company and EWT resulting from the termination letter. This agreement stipulates that the Company is to receive future payments not exceeding $10,000,000 (herein the “Settlement Agreement”). The Settlement Agreement was conditional upon customer releases of liability against the Company and EWT or upon waiver of the condition by EWT. The condition was waived by EWT and the Settlement Agreement became final on June 11, 2010.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

6.	Discontinued Operations

The manufacture of wind turbines under the license agreement represented a separate component of the business because the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity. Following the finalized settlement agreement (as disclosed in Note 5 and 13) on June 11, 2010 the Company discontinued its operations in the wind turbines business because the Company no longer holds the license to manufacture and sell wind turbines.

The following table summarizes the component’s assets and liabilities as at July 31:

		2010	2009

Long-term assets
Accounts Receivable, Noncurrent		$-	$46,405
Intangible Asset, Net		-	1,894,059
		$-	$1,940,464

Current liabilities
Accounts payable	$		$29,250
Accrued liabilities		-	162,605
		$-	$191,855

Long-term liabilities
Long-term loan payable		$-	$2,818,875

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

6.	Discontinued Operations (cont’d)

The following table summarizes the sales, income (loss) before taxes and net income (loss) of the Company, which results from the disposal of the component during the year and classified as discontinued operations for the year-ended July 31, 2010:

			Cumulative
			from Inception
	Year Ended	Year Ended	(July 29, 2002)
	July 31,	July 31,	Through
	2010	2009	July 31, 2010

Sales	$-	$(3,060,719)	$(4,652,412)

Income (Loss) from Discontinued Operations before taxes	$1,130,291	$(1,557,216)	$(1,622,311)
Taxes	-	-	-
Income (Loss) from Discontinued Operations	$1,130,291	$(1,557,216)	$(1,622,311)

The Company recognized a gain of $942,090 in connection with the Settlement Agreement.

7.	Due to Stockholders

The amounts due to stockholders bear interest of 10% per annum, are unsecured and are due on demand.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

8.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of July 31, 2010, the Bank of Canada's rate was 2.5%), payable quarterly, is unsecured, and matured on March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As of July 31, 2010, Smart Goal Investment Limited has not exercised the right of conversion.

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” this amount was measured but was not recognized as of July 31, 2010 and will be recorded as additional paid-in capital when converted.

9.	Capital Stock

	a)	On June 7, 2010, the Company issued 5,000,000 common shares to a current stockholder of the Company in exchange for the settlement of $200,000 of debt owing to the stockholder.

	b)	On July 20, 2010, a current stockholder of the Company converted 1,076,923 class A special voting shares for 1,076,923 common shares of the Company.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

9.	Capital Stock (cont’d)

c)

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

For financial statement presentation purposes only, 18,107,692 (2009 – 19,184,615) Preferred Shares of the Purchaser were presented as having been converted into 18,107,692 (2009 - 19,184,615) common shares of the Company and the 18,107,692 (2009 – 19,184,615) Special Voting Shares of the Company were presented as having been converted and cancelled to more accurately reflect the substance of the reverse merger transaction.

For the year ended July 31, 2010, the Company converted a total of 1,076,923 (2009 – 2,000,000) Special Voting Shares into common shares.

The Special Voting Shares are presented in the consolidated balance sheets as follows:

	2010	2009

Outstanding shares presented as having been converted into common shares	18,107,692	19,184,615
Converted into common shares	11,892,308	10,815,385

	30,000,000	30,000,000

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

10.	Related Party Transactions

The Company incurred the following amounts with related parties:

		2010	2009
a)	Consulting fees Stockholders	$257,364	$229,716

b)	Interest expense Stockholders	$94,650	$55,450

Included in accounts payable and accrued liabilities are $15,343 (2009 - $nil) and $59,107 (2009 -$12,450), respectively relating to amounts owed to stockholders.

11.	Income Taxes

The Company's current income taxes are as follows:

	2010	2009

Expected income tax (recovery) at the statutory rate of 31.7% (2009 – 33.2%)	$168,436	$(711,313)
Other permanent differences	292	846
Change in enacted tax rates	402,984	37,935
Translation adjustment	(16,976)	4,373
Change in valuation allowance	(554,736)	668,159

Benefit from income taxes	$-	$-

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

11.	Income Taxes (cont'd)

The components of deferred tax assets (liability) are as follows:

	2010	2009

Net operating loss carryforwards	$1,462,874	$1,750,307
Intangible asset	-	(11,009)
Other deferred tax assets	3,303	7,062
Accounts receivable - holdback	-	(15,416)
Valuation allowance	(1,466,177)	(1,730,944)

Net	$-	$-

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

As of July 31, 2010, the Company had $5,716,333 of Federal, provincial and state net operating loss carryforwards (including losses of $337,905 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	3,501,090
2030	464,404

$5,716,333

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

12.	Cash Flow Supplemental Information

Non-cash financing and investing activities are as follows:

	2010	2009

Acquisition of subsidiary, net of cash acquired, through share exchange	$-	$-

Issuance of compensation options as commission for the private placement	$-	$-

Reduction of billings on uncompleted contracts through reduction of long-term loan payable	$-	$940,730

Proceeds on sale of equipment through reduction of long-term loan payable	$-	$17,016

During the period, the Company had cash flows arising from interest and income taxes paid as follows:

	2010	2009
Income taxes	$-	$-
Interest	$-	$-

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

13.	Commitments

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

On April 28, 2010, the Company entered into the Settlement Agreement. This agreement replaced the March 5, 2009 agreement. Under this agreement, the Company will receive future payments based on 3% of sales of wind turbines made by EWT (herein the “Settlement Payments”), with the total Settlement Payments not exceeding $10,000,000.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2010 and 2009
(Expressed in U.S. Dollars)

13.	Commitments (cont’d)

Prior to entering into the Settlement Agreement, the debt due to EWT was approx. $2.8 million and represented actual costs incurred on contracts plus anticipated costs to complete the Confederation Power, Wind Vision and Wray contracts. EWT determined that the costs to complete the contracts would be considerably more than the $2.8 million and accordingly made efforts to enter into the Settlement Agreement. It was agreed the full and final payment of $ 4 million was fair and reasonable to both parties and to satisfy EWT for any unforeseen obligations incurred by completing the contracts. In exchange, EWT agreed to release the Company from any future or further liabilities incurred from those contracts.

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

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of July 31, 2010, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2010, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Harold C.F. Dickout	President, Chief Executive Officer, Chairman and Director	75	August 21, 2006
Frank D. Pickersgill	Secretary and Director	70	August 21, 2006

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended July 31, 2010, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2010 and 2009; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2010 and 2009, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harold C.F. Dickout President, Chief Executive Officer, Chairman and Director	2010 2009	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000
Frank D. Pickersgill Secretary and Director	2010 2009	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000

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

Stock Options/SAR Grants

During our fiscal year ended July 31, 2010 there were no options granted to our named officers or directors.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended July 31, 2010.

Option Exercises

During our Fiscal year ended July 31, 2010 there were no options exercised by our named officers.

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

The following table sets forth, as of October 18, 2010, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)(2)
Harold C.F. Dickout Toronto, Ontario	Common	1,000,000	2.54%
	Class A Special	18,107,692	100%
Frank D. Pickersgill Secretary and Director Toronto, Ontario	Common	9,791,923	24.85%
Directors and Officers as a group	Common	10,791,923	27.39%
	Class A Special	18,107,692	100%
Roche Capital Group SA Providenciales, Turks & Caicos	Common	2,500,000	6.35%

(1)

Based on 39,396,202 shares of common stock issued and outstanding as of October 18, 2010. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2)	Based on 18,107,692 Class A special voting shares issued and outstanding as of October 18, 2010.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2010, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2010 and for fiscal year ended July 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Year Ended
	July 31, 2010 $	July 31, 2009 $
Audit Fees	48,766	49,243
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil

	Year Ended
	July 31, 2010 $	July 31, 2009 $
All Other Fees	Nil	Nil
Total	48,766	49,243

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)
3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)
(10)	Material Contracts
10.1	Convertible Loan Agreement between our company and Smart Goal Investment Limited (incorporated by reference from our Current Report on Form 8-K filed on April 11, 2008)
10.2	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

Exhibit
Number	Description
10.3	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.4	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.5	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.6	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)
10.7	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)
(21)	Subsidiaries of the Small Business Issuer 6544797 Canada Ltd. Americas Wind Energy Inc.
(31)	Section 302 Certifications
31.1*	Section 302 Certification
(32)	Section 906 Certification
32.1*	Section 906 Certification

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: November 12, 2010	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 12, 2010	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: November 12, 2010	/s/ Frank D. Pickersgill
Frank D. Pickersgill
Secretary and Director