Form 10-K/A
period 2009-07-31
AMERICAS WIND ENERGY CORP
filed 2010-11-26
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

33,319,279 as of November 6, 2009

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Our company is filing this Form 10-K/A for the year ended July 31, 2009 to amend Statement of Operations and Notes to the financial statements. This amended report does not reflect events occurring after the filing of the Form 10-K on November 12, 2009, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

Our operating results for the years ended July 31, 2009 and 2008 are summarized as follows:

	Year Ended
	July 31,
	2009		2008
Sales	$3,060,719	$	Nil
Cost of Sales	$3,788,923		$1,277,564
Operating Expenses	$1,319,154		$684,366
Other Expenses (Income)	$93,025		$93,557
Net Loss	$(2,140,383)		$(2,055,487)

Expenses

Our operating expenses for the years ended July 31, 2009 and 2008 are outlined in the table below:

	Year Ended
	July 31,
	2009		2008
General and Administrative	$440,177		$868,167
License Fee	$83,317	$	Nil
Foreign Exchange Loss (Gain)	$79,294		$(89,797)
Gain on sale of equipment	$(11,440)		$(199,156)
Loss on disposal of contracts	$682,969	$	Nil
Depreciation and Amortization	$44,837		$105,152

Operating expenses for the year ended July 31, 2009, increased by 92.756% as compared to the comparative period in 2008 primarily as a result of a loss on disposal of contracts.

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
September 25, 2009, except as to Note 18
which is as of September 30, 2010.

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
(Expressed in U.S. Dollars)

			Cumulative
			from Inception
			(July 29,
	Year Ended	Year Ended	2002)
	July 31,	July 31,	through
	2009	2008	July 31,
			2009
	(Restated)	(Restated)	(Restated)
Sales	$3,060,719	$-	$4,652,412
Cost of Sales	3,788,923	1,277,564	6,943,121
Gross Loss	(728,204)	(1,277,564)	(2,290,709)

Expenses
General and administrative	440,177	868,167	2,599,686
License fee	83,317	-	111,028
Foreign exchange loss (gain)	79,294	(89,797)	(264,053)
Royalty fee	-	-	25,755
Gain on sale of equipment	(11,440)	(199,156	(210,596)
Loss on disposal of contracts	682,969	-	682,969
Depreciation and amortization	44,837	105,152	199,059

Total Expenses	1,319,154	684,366	3,143,848

Loss from Operations	(2,047,358)	(1,961,930)	(5,434,557)

Other Income (Expenses)
Gain on sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,129,247
Gain on settlement of debt	-	-	311,205
Other income	47,116	1,050	129,067
Interest and financing costs	(140,141)	(94,607)	(755,245)

Total Other (Expenses) Income	(93,025)	93,557	814,274

Loss Before Income Taxes	(2,140,383)	(2,055,487)	(4,620,283)
Benefit from income taxes (note 12)	-	-	56,703

Net Loss	(2,140,383)	(2,055,487)	(4,563,580)
Foreign currency translation adjustments	(77,212)	16,813	(181,567)

Comprehensive Loss	$(2,217,595)	$(2,038,674)	$(4,745,147)

Loss per Share – Basic and Diluted	$(0.04)	$(0.04)

Weighted Average Number of Shares Outstanding During the Periods – Basic and Diluted	52,503,894	52,503,894

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

18	Restatement – Correction of an Error

For the years ended July 31, 2009 and 2008, the gain on sale of equipment of $11,440 (2008 - $199,156) and the loss on disposal of contracts of $682,962 (2008 – nil) were presented on the consolidated statements of operations and comprehensive loss under other income (expenses) and should have been presented under operations.

As a result of the reclassification, there is no change to the net loss, comprehensive loss and earnings per share on the consolidated statements of operations and comprehensive loss, or retained earnings and equity on the consolidated balance sheets.

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

AMERICAS WIND ENERGY
CORPORATION
(Registrant)

Dated: November 26, 2010	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 26, 2010	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: November 26, 2010	/s/ Frank D. Pickersgill
Frank D. Pickersgill
Secretary and Director