Form 10-Q/A
period 2010-04-30
AMERICAS WIND ENERGY CORP
filed 2010-11-26
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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
33,319,279 common shares issued and outstanding as of June 15, 2010

Explanatory Note

Our company is filing this Form 10-Q/A for the period ended April 30, 2010 to amend Statement of Operations and Notes to the financial statements.  This amended report does not reflect events occurring after the filing of the Form 10-Q on June 18, 2010, nor does it modify or update those disclosures presented therein, expect with regard to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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
(Expressed in U.S. Dollars)
Unaudited

						Cumulative
						from Inception
						(July 29,
		Three Months	Three Months	Nine Months	Nine Months	2002)
		Ended	Ended	Ended	Ended	through
		April 30,	April 30,	April 30,	April 30,	April 30,
		2010	2009	2010	2009	2010
		(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Sales	$	-	$1,016,667 $	-	$1,016,667 $	4,652,412
Cost of Sales		-	1,119,550	-	1,119,500	6,943,121
Gross Loss		-	(102,883)	-	(102,883)	(2,290,709)
Expenses
General and		130,026	92,929	356,340	304,414	2,956,028
administrative
License fee		-	28,037	-	28,037	111,028
Royalty fee		-	-	-	-	25,755
Foreign exchange loss		(139,506)	95,899	(119,347)	701,355	(383,400)
(gain)
Bad debt expense		49,220	-	49,220	-	49,220
Gain on sale of
equipment		-	-	-	-	(210,596)
Other income (note
10(a))		(809,920)	-	(809,920)	-	(809,920)
Loss on disposal of
contracts		-	236,071	-	236,071	682,969
Depreciation and		205	19,978	656	73,329	199,715
amortization

Total (Income) Expenses		(769,975)	472,914	(523,051)	1,343,206	2,620,799

(Income) Loss from
Operations		(769,975)	575,797	(523,051)	1,446,089	4,911,508

Other Income
(Expenses)
Gain on sale of
investment in Emergya
Wind Technologies
B.V. Inc.		-	-	-	-	1,129,247
Gain on settlement of
debt		-	-	-	-	311,205
Other Income		-	-	-	-	129,067
Interest expense and
financing costs		(25,330)	(24,392)	(67,560)	(103,190)	(822,805)

Total Other (Expenses)
Income		(25,330)	(24,392)	(67,560)	(103,190)	746,714

Income (Loss) Before
Income Taxes		744,645	(600,189)	455,491	(1,549,279)	(4,164,794)
Benefit from income
taxes (note 9)		-	-	-	-	56,703

Net Income (Loss)		744,645	(600,189)	455,491	(1,549,279)	(4,108,091)
Foreign currency
translation adjustments		(105,539)	(105,698)	(106,082)	351,089	(287,649)

Comprehensive Income
(Loss)	$	639,106	$(705,887)$	349,409	$(1,198,190)$	(4,395,740)

Income (Loss) per Share – Basic and Diluted		$0.01	(0.01)	$0.01	$(0.03)

Weighted Average		52,503,894	52,503,894	52,503,894	52,503,894

Number of Shares Outstanding During the Periods – Basic and Diluted

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

Prior to entering into the Settlement Agreement, the debt due to EWT was approx. $2.8 million and represented actual costs incurred on contracts plus anticipated costs to complete the Confederation Power, Wind Vision and Wray contracts.  EWT determined that the costs to complete the contracts would be considerably more than the $2.8 million and accordingly made efforts to enter into the Settlement Agreement.  The full and final payment of $ 4 million was agreed to satisfy EWT for any unforeseen obligations incurred by completing the contracts.  In exchange, EWT agreed to release the Company from any future or further liabilities incurred from those contracts.

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

During the period, the Company had cash flows arising from interest and income taxes as follows:

			Cumulative from
			Inception
			(July 29, 2002)
			through
	2010	2009	April 30, 2010

Income taxes	$-	$-	$-

Interest	$-	$-	$537,039

12	Restatement

For the nine months periods ended April 30, 2010 and 2009, the other income of $809,920 (2009 – nil), cumulative gain on sale of equipment of $210,596, and the loss on disposal of contracts of nil (2009 - $236,071) were presented on the consolidated statements of operations and comprehensive loss under other income (expenses) and should have been presented under operations.  Warranty expense of nil (2009 - $35,175) was presented on the consolidated statements of operations under operating expenses and should have been presented in cost of sales.

As a result of the reclassification, there is no change to the net loss, comprehensive loss and earnings per share on the consolidated statements of operations and comprehensive loss or retained earnings and equity on the consolidated balance sheets.

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

Results of Operations

Three and nine month Summary ending April 30, 2010 and 2009

Operations	Three Months Ended Apr 30, 2010	Three Months Ended Apr 30, 2009	Nine Months Ended Apr 30, 2010	Nine Months Ended Apr 30, 2010	Cumulative from Inception (July 29, 2002 through Apr 30, 2010
Sales	$Nil	$1,016,667	$Nil	$1,016,667	$4,652,412
Cost of Sales	$Nil	$1,119,550	$Nil	$1,119,500	$6,943,121
Operating (Income) Expenses	$(769,975)	$472,914	$(523,051)	$1,343,206	$2.620.799
Other (Expenses) Income	($25,330)	($24,392)	($67,560)	($103,190)	$746,714
Net Income (Loss)	$744,645	($600,189)	$455,491	($1,549,279)	($4,108,091)

Expenses

Our operating expenses for the three and nine month periods ended April 30, 2010 and 2009 are outlined in the table below:

Expenses	Three Months Ended Apr 30, 2010	Three Months Ended Apr 30, 2009	Nine Months Ended Apr 30, 2010	Nine Months Ended Apr 30, 2010	Cumulative from Inception (July 29, 2002 through Apr 30, 2010
General and Administrative	$130,026	$92,929	$356,341	$304,414	$2,956,028
License Fee	$Nil	$28,037	$Nil	$28,037	$111,028
Royalty	$Nil	$Nil	$Nil	$Nil	$25,755
Foreign Exchange (Gain) Loss	($139,506)	$95,899	($119,347)	$701,355	($383,400)
Bad Expense Debt	$49,220	$Nil	$49,220	$Nil	$49,220
Gain on sale of equipment	$Nil	$Nil	$Nil	$Nil	($210,596)
Other income	($809,920)	$Nil	($809,920)	$Nil	($809,920)
Loss on disposal of contracts	$Nil	$263,071	$Nil	$236,071	$682,969
Depreciation and Amortization	$205	$19,978	$656	$73,329	$199,715

Operating expenses for the three months ended April 30, 2010, decreased by 91.55% as compared to the comparative period in 2009 primarily as a result of a gain on foreign exchange and a reduction of depreciation and amortization.

Operating expenses for the nine months ended April 30, 2010, decreased by 78.64% as compared to the comparative period in 2009 primarily as a result of a gain on foreign exchange and a reduction of depreciation and amortization.

Other income for the three months ended April 30, 2010, increased by 3.8% as compared to the comparative period in 2009.

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