Form 10-Q
period 2010-10-31
AMERICAS WIND ENERGY CORP
filed 2010-12-21
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

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
[X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act [ ] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [X] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 39,396,202 common shares issued and outstanding as of December 17, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three month period ended October 31, 2010 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AMERICAS WIND ENERGY CORPORATION

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE THREE-MONTH PERIODS ENDED OCTOBER 31, 2010 AND 2009

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

CONTENTS
Condensed Consolidated Interim Balance Sheets	F-1
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-2
Condensed Consolidated Interim Statements of Cash Flows	F-3
Notes to Condensed Consolidated Interim Financial Statements	F-4 – F-11

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Balance Sheets
October 31, 2010 and July 31, 2010
(Expressed in U.S. Dollars)

	October 31,	July 31,
	2010	2010
	(Unaudited)	(Audited)

ASSETS
Current Assets
Other receivables	$5,277	$2,902
Prepaid expenses	3,621	5,072
Total Current Assets	8,898	7,974
Equipment, Net (note 3)	911	977
Total Assets	$9,809	$8,951

LIABILITIES
Current Liabilities
Bank indebtedness	$26,392	$26,215
Accounts payable	122,392	118,313
Accrued liabilities	117,223	115,305
Due to stockholders (note 4)	1,130,365	989,896
Convertible loan payable (note 5)	400,868	396,581
Total Liabilities	1,797,240	1,646,310

Commitments and Contingencies (note 9)

STOCKHOLDERS' DEFICIT
Capital Stock (note 6)
Class "A" special voting shares, no par value; 30,000,000 shares authorized, 18,107,692 shares issued and outstanding, however deemed to be cancelled	-	-
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 39,396,202 shares issued and outstanding; 18,107,692 shares deemed issued and outstanding	205,250	205,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Loss	(283,423)	(272,033)
Accumulated Deficit During the Development Stage	(4,170,860)	(4,032,178)
Total Stockholders' Deficit	(1,781,431)	(1,637,359)
Total Liabilities and Stockholders' Deficit	$9,809	$8,951

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three-Month Periods Ended October 31, 2010 and 2009 and
Cumulative from Inception (July 29, 2002) through October 31, 2010
(Expressed in U.S. Dollars)
Unaudited

			Cumulative
			from Inception
			(July 29,
	Three Months	Three Months	2002)
	Ended	Ended	through
	October 31,	October 31,	October 31,
	2010	2009	2010

Sales	$-	$-	$-
Cost of Sales	-	-	-

Gross Loss	-	-	-

Expenses
General and administrative	107,741	111,035	2,901,937
Foreign exchange loss (gain)	(1)	26,844	(36,944)
Depreciation and amortization	73	165	55,833

Total Expenses	107,813	138,044	2,920,826

Loss from Operations	(107,813)	(138,044)	(2,920,826)

Other (Expenses) Income
Gain on sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,129,247
Other income	-	-	83,622
Interest expense and financing costs	(30,869)	(19,836)	(897,295)

Total Other (Expenses) Income	(30,869)	(19,736)	315,574

Loss Before Income Taxes and
Discontinued Operations	(138,682)	(157,780)	(2,605,252)
Benefit from income taxes (note 8)	-	-	56,703

Loss before Discontinued Operations	(138,682)	(157,780)	(2,548,549)
Income (Loss) from Discontinued Operations, net of tax	-	-	(1,622,311)

Net Loss	(138,682)	(157,780)	(4,170,860)
Foreign currency translation adjustments	(11,390)	19,452	(283,423)

Comprehensive Loss	$(150,072)	$(138,428)	$(4,454,283)

Loss per Share - Basic and Diluted	$0.003	$0.003

Weighted Average Number of Shares Outstanding During the Periods - Basic and Diluted	57,803,594	52,503,894

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statements of Cash Flows
For the Three-Month Periods Ended October 31, 2010 and 2009 and
Cumulative from Inception (July 29, 2002) through October 31, 2010
(Expressed in U.S. Dollars)
Unaudited

			Cumulative from
			Inception
			July 29, 2002
			(Date of Inception)
			through
	2010	2009	October 31, 2010
Cash Flows from Operating Activities
Net loss	$(138,682)	$(692,548)	$(4,170,860)
Adjustments for:
Accretion on convertible loan payable	-	-	75,442
Interest on convertible loan payable	-	-	30,250
Depreciation and amortization	73	165	55,833
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Changes in non-cash working capital, net of effects from acquisition:
Accounts receivable	-	-	(46,405)
Other receivables	(2,375)	(1,867)	(5,277)
Prepaid expenses	1,451	-	(3,621)
Accounts payable	4,079	1,842	122,392
Accrued liabilities	1,918	16,594	117,223

Net Cash Used by Operating Activities	(133,536)	(141,146)	(4,954,270)
Net Cash Used by Operating Activities from Discontinued
Operations	-	-	(1,904,921)

	(133,536)	(141,146)	(6,859,191)

Cash Flows from Financing Activities
Bank indebtedness	177	18,185	26,392
Increase in long-term loan payable	-	-	1,212,192
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	4,287	-	295,798
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Advances from stockholders	140,469	79,021	1,130,365
Stock issuance costs	-	-	(162,500)

Net Cash (Used in)/Provided by Financing Activities	144,933	97,206	5,127,568

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,931,479
Acquisition of equipment	-	(1,093)	(166,485)

Net Cash Used in Investing Activities	-	(1,093)	1,764,994

Effect of Exchange Rate Change on Cash	(11,397)	27,396	(33,371)

Change in Cash	-	(17,637)	-
Cash - Beginning of Period	-	17,637	-

Cash - End of Period	$-	$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

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

Following the finalized settlement agreement on June 11, 2010 the Company discontinued its operations in the wind turbines business and has focused its activities on managing the settlement agreement and seeking out and investigating potential business opportunities in a business combination.

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of October 31, 2010, the Company had negative working capital of $1,788,342 and accumulated deficit of $4,170,860.

The Company's continuance as a going concern is dependent on its directors and principal stockholders in providing financial support in the short term and receiving sufficient payments under the Settlement Agreement to discharge the Company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these condensed consolidated interim financial statements could be material.

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
October 31, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2011. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2010.

3.	Equipment, Net

Equipment comprises the following:

		2010
		Accumulated
	Cost	Depreciation
Computer equipment	$1,158	$(247)
Total	$1,158	$(247)
Net carrying amount		$911

Depreciation expense charged to operations amounted to $73 for the three months ended October 31, 2010.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

4.	Due to Stockholders

The amounts due to stockholders bear interest of 10% per annum, are unsecured and are due on demand.

5.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of October 31, 2010, the Bank of Canada's rate was 3.0%), payable quarterly, is unsecured, and matured on March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its right of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As of October 31, 2010, Smart Goal Investment Limited has not exercised the right of conversion.

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” this amount was measured but was not recognized as of October 31, 2010 and will be recorded as additional paid-in capital when converted.

6.	Capital Stock

	a)	On June 7, 2010, the Company issued 5,000,000 common shares to a current stockholder of the Company in exchange for the settlement of $200,000 of debt owing to the stockholder.

	b)	On July 20, 2010, a current stockholder of the Company converted 1,076,923 class A special voting shares for 1,076,923 common shares of the Company.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

6.	Capital Stock (cont’d)

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

For financial statement presentation purposes only, 18,107,692 (2009 – 18,107,692) Preferred Shares of the Purchaser were presented as having been converted into 18,107,692 (2009 – 18,107,692) common shares of the Company and the 18,107,692 (2009 – 18,107,692) Special Voting Shares of the Company were presented as having been converted and cancelled to more accurately reflect the substance of the reverse merger transaction.

For the year ended July 31, 2010, the Company converted a total of 1,076,923 (2009 – 2,000,000) Special Voting Shares into common shares.

The Special Voting Shares are presented in the consolidated balance sheets as follows:

	October 31,	July 31,
	2010	2010

Outstanding shares presented as having been converted into common shares	18,107,692	18,107,692
Converted into common shares	11,892,308	11,892,308

	30,000,000	30,000,000

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

7.	Related Party Transactions

The Company incurred the following amounts with related parties:

2010
a) Consulting fees
Stockholders	$65,455

b) Interest expense
Stockholders	$26,713

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

Included in accounts payable and accrued liabilities are $16,670 (July 31, 2010 - $15,343) and $49,496 (July 31, 2010 - $59,107), respectively relating to amounts owed to stockholders.

8.	Income Taxes

The Company's current income taxes are as follows:

2010

Expected income tax recovery at the statutory rate of 31.9%	$44,200
Translation adjustment	(33)
Change in valuation allowance	(44,167)

Benefit from income taxes	$-

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

8.	Income Taxes (cont'd)

The components of deferred tax assets (liability) are as follows:

2010

Net operating loss carryforwards	$1,950,373
Other deferred tax assets	4,514
Valuation allowance	(1,954,887)

Net	$-

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

As of October 31, 2010, the Company had $5,853,720 of Federal, provincial and state net operating loss carryforwards (including losses of $323,995 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	3,501,090
2030	464,404
2031	137,387

$5,853,720

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

9.	Commitments and Contingencies

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
October 31, 2010 and 2009
(Expressed in U.S. Dollars)
Unaudited

9.	Commitments and Contingencies (cont’d)

Prior to entering into the Settlement Agreement, the debt due to EWT was approx. $2.8 million and represented actual costs incurred on contracts plus anticipated costs to complete the Confederation Power, Wind Vision and Wray contracts. EWT determined that the costs to complete the contracts would be considerably more than the $2.8 million and accordingly made efforts to enter into the Settlement Agreement. It was agreed the full and final payment of $4 million was fair and reasonable to both parties and to satisfy EWT for any unforeseen obligations incurred by completing the contracts. In exchange, EWT agreed to release the Company from any future or further liabilities incurred from those contracts.

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

On August 28, 2006, our board of directors approved an amendment to our articles of incorporation to change our name from Northwest Passage Ventures, Ltd. to Americas Wind Energy Corporation. Also on August 28, 2006, the holders of a majority of the outstanding common shares of our company consented in writing to the amendment to our articles of incorporation. The amendment to our articles of incorporation was effected with the Nevada Secretary of State on October 16, 2006.

Effective March 5, 2009, we entered into a sublicense agreement with Americas Wind Energy Inc., our Ontario subsidiary company, Emergya Wind Technologies B.V., a Netherlands company and EWT-Americas Inc., a Delaware corporation, wherein we have agreed to grant to EWT-Americas an exclusive sublicense of all of our rights under a master license agreement dated April 23, 2004.

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

Effective March 5, 2009, Mr. Hal Dickout, our president, chief executive officer, chairman and director (also our principal executive officer, principal financial officer and principal accounting officer), entered into a consulting agreement with EWT-Americas Inc. Pursuant to the terms of the consulting agreement, Mr. Dickout was to provide business consulting services to EWT-Americas Inc. for a monthly compensation of US$6,250. The agreement was to be terminated on the earlier of: (i) two years from the date of the agreement, or (ii) the termination of the sublicense agreement.

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
  The consulting contracts with H. C. Dickout and F. D. Pickersgill are reinstated.
  The settlement agreement is conditioned upon and was not effective unless EWT reaches agreement with former customers of our company or EWT waives the claim, which condition was satisfied by EWT waiving the condition effective June 11, 2010

We are now out of the business of manufacturing and supplying wind turbines and look forward to the fees that may be generated as a result of the settlement reached.

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

Employees

As of October 31, 2010, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman (also our principal executive officer, principal financial officer and principal accounting officer), Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Results of Operations

Three month summary ending October 31, 2010 and 2009

Operations	Three Months Ended Oct 31, 2010	Three Months Ended Oct 31, 2009	Cumulative from Inception (July 29, 2002 through Oct 31, 2010
Sales	$Nil	$Nil	$Nil
Cost of Sales	$Nil	$Nil	$Nil
Operating (Income) Expenses	$107,813	$138,044	$2,920,826
Other (Expenses) Income	($30,869)	($19,836)	$315,574
Net Income (Loss)	$(138,682)	($157,880)	($2,605,252)

Expenses

Our operating expenses for the three month period ended October 31, 2010 and 2009 are outlined in the table below:

Expenses	Three Months Ended Oct 31, 2010	Three Months Ended Oct 31, 2009	Cumulative from Inception (July 29, 2002 through Oct 31, 2010
General and Administrative	$107,741	$111,035	$2,901,937
License Fee	$Nil	$Nil	$Nil
Royalty	$Nil	$Nil	$Nil
Foreign Exchange (Gain) Loss	($1)	$26,844	($36,944)
Bad Expense Debt	$Nil	$Nil	$Nil
Gain on sale of equipment	$Nil	$Nil	($Nil)
Other income	($30,869)	($19,836)	($897,295)
Loss on disposal of contracts	$Nil	$Nil	$Nil
Depreciation and Amortization	$73	$165	$55,833

Operating expenses for the three months ended October 31, 2010, decreased by 21.9 % as compared to the comparative period in 2009 primarily as a result of reduced business activity.

Other income for the three months ended October 31, 2010, decreased by 55.6 % as compared to the comparative period in 2009.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	October 31,	July 31, 2010	Increase/Decrease
	2010
Current Assets	$8,898	$7,974	11.6%
Current Liabilities	$1,797,240	$1,646,310	9.2%
Working Capital	$(1,788,342)	$(1,638,336)	(9.2%	)

Cash Flows
		Three Months	Three Months
		Ended	Ended
		October 31,	October 31,
		2010	2009
Net Cash Used in Operating Activities		$(133,536)	$(141,146)
Net Cash Provided by Financing Activities		$144,933	$97,206
Net Cash Used in Investing Activities	$	Nil	$(1,903)
Effect of Exchange Rate Changes		$(11,397)	$27,396
Decrease In Cash during the Period	$	Nil	$(17,637)

As of October 31, 2010, our company had working capital deficit of $1,788,342.

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

Basis of Presentation

The condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2011. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of our company for the fiscal year ended July 31, 2010.

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

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (who is acting as our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

Our audited financial statements for the year end July 31, 2010, states that there is a substantial doubt that we will be able to continue as a going concern.

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

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: December 20, 2010	/s/ “Harold C.F. Dickout”
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )