Form 10-Q
period 2011-01-31
AMERICAS WIND ENERGY CORP
filed 2011-03-16
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011

or

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________

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
39,396,202 common shares issued and outstanding as of March 14, 2010

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the six month period ended January 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AMERICAS WIND ENERGY CORPORATION

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE SIX-MONTH PERIODS ENDED JANUARY 31, 2011 AND 2010

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Balance Sheets
January 31, 2011 and July 31, 2010
(Expressed in U.S. Dollars)

	January 31,	July 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current Assets
Other receivables	$10,060	$2,902
Prepaid expenses	-	5,072
Total Current Assets	10,060	7,974
Equipment, Net (note 3)	858	977
Total Assets	$10,918	$8,951
LIABILITIES
Current Liabilities
Bank indebtedness	$28,133	$26,215
Accounts payable	172,777	118,313
Accrued liabilities	100,857	115,305
Due to stockholders (note 4)	1,264,747	989,896
Convertible loan payable (note 5)	405,545	396,581
Total Liabilities	1,972,059	1,646,310

Commitments and Contingencies (note 9)

STOCKHOLDERS' DEFICIT
Capital Stock (note 6)
Class "A" special voting shares, no par value; 30,000,000 shares authorized, 18,107,692 shares issued and outstanding, however deemed to be cancelled	-	-
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 39,396,202 shares issued and outstanding; 18,107,692 shares deemed issued and outstanding	205,250	205,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Loss	(310,264)	(272,033)
Accumulated Deficit During the Development Stage	(4,317,729)	(4,032,178)
Total Stockholders' Deficit	(1,961,141)	(1,637,359)
Total Liabilities and Stockholders' Deficit	$10,918	$8,951

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Six-Month Periods Ended January 31, 2011 and 2010 and
Cumulative from Inception (July 29, 2002) through January 31, 2011
(Expressed in U.S. Dollars)
Unaudited

					Cumulative
					from Inception
					(July 29,
	Three Months	Three Months	Six Months	Six Months	2002)
	Ended	Ended	Ended	Ended	through
	January 31,	January 31,	January 31	January 31,	January 31,
	2011	2010	2011	2010	2011

Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Loss	-	-	-	-	-

Expenses
General and administrative	113,236	115,280	220,977	226,315	3,015,174
Foreign exchange loss (gain)	(2)	(6,684)	(3)	20,160	(36,946)
Depreciation and amortization	69	286	142	451	55,902

Total Expenses	113,303	108,882	221,116	246,926	3,034,130

Loss from Operations	(113,303)	(108,882)	(221,116)	(246,926)	(3,034,130)

Other Income (Expenses)
Gain on sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	-	-	1,129,247
Other income	996	-	996	-	84,618
Interest expense and financing costs	(34,560)	(22,393)	(65,430)	(42,230)	(931,856)

Total Other Income (Expenses)	(33,564)	(22,393)	(64,434)	(42,230)	282,009

Loss Before Income Taxes and Discontinued Operations	(146,867)	(131,275)	(285,550)	(289,156)	(2,752,121)
Benefit from income taxes (note 10)	-	-	-	-	56,703

Income (Loss) from Discontinued Operations, net of tax	-	-	-	-	(1,622,311)

Net Loss	(146,867)	(131,275)	(285,550)	(289,156)	(4,317,729)
Foreign currency translation adjustments	(26,840)	(19,995)	(38,230)	(543)	(310,264)

Comprehensive Loss	$(173,707)	$(151,270)	$(323,780)	$(289,699)	$(4,627,993)

Loss per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Shares Outstanding During the Periods – Basic and Diluted	57,503,894	52,503,894	57,503,894	52,503,894

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Statements of Cash Flows
For the Six-Month Periods Ended January 31, 2011 and 2010 and
Cumulative from Inception (July 29, 2002) through January 31, 2011
(Expressed in U.S. Dollars)
Unaudited

			Cumulative from
			July 29, 2002 (Date
			of Inception) through
	2011	2010	January 31, 2011
Cash Flows from Operating Activities
Net loss	$(285,550)	$(289,156)	$(4,317,729)
Adjustments for:
Accretion on convertible loan payable	-	-	75,442
Interest on convertible loan payable	-	-	30,250
Depreciation and amortization	142	451	55,902
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Changes in non-cash working capital, net of effects from acquisition:
Accounts receivable	-	-	(46,405)
Other receivables	(7,158)	(2,025)	(10,060)
Prepaid expenses	5,072	(3,625)	-
Accounts payable	54,464	45,572	172,777
Accrued liabilities	(14,448)	53,084	100,857

Net Cash Used in Operating Activities	(247,478)	(195,699)	(5,068,213)
Net Cash Used in Operating Activities from Discontinued Operations	-	-	(1,904,921)

Cash Flows from Financing Activities
Proceeds from bank overdraft	1,918	20,661	28,133
Increase in long-term loan payable	-	-	1,212,192
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	8,964	-	300,475
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	274,851	173,895	1,264,747
Stock issuance costs	-	-	(162,500)

Net Cash Provided by Financing Activities	285,733	194,556	5,268,368

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,931,479
Acquisition of equipment	-	(1,093)	(166,485)

Net Cash Used in Investing Activities	-	(1,093)	1,764,994

Effect of Exchange Rate Change on Cash	(38,255)	(15,401)	(60,228)

Change in Cash	-	(17,637)	-
Cash - Beginning of Period	-	17,637	-

Cash - End of Period	$-	$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2011 and 2010
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

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of January 31, 2011, the Company had negative working capital of $1,961,999 and accumulated deficit of $4,317,729.

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
January 31, 2011 and 2010
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2011. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2010.

3.	Equipment, Net

Equipment comprises the following:

		2011
		Accumulated
	Cost	Depreciation

Computer equipment	$1,180	$(322)

Total	$1,180	$(322)

Net carrying amount		$858

Depreciation expense charged to operations amounted to $142 for the six months ended January 31, 2011.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2011 and 2010
(Expressed in U.S. Dollars)
Unaudited

4.	Due to Stockholders

The amounts due to stockholders bear interest of 10% per annum, are unsecured and are due on demand.

5.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of January 31, 2011, the Bank of Canada's rate was 3.0%), payable quarterly, is unsecured, and matured on March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its right of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As of January 31, 2011, Smart Goal Investment Limited has not exercised the right of conversion.

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” this amount was measured but was not recognized as of January 31, 2011 and will be recorded as additional paid-in capital when converted.

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
January 31, 2011 and 2010
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

For the year ended July 31, 2010, the Company converted a total of 1,076,923 (2009 – 2,000,000) Special Voting Shares into common shares.

The Special Voting Shares are presented in the consolidated balance sheets as follows:

	2011	2010

Outstanding shares presented as having been converted into common shares	18,107,692	18,107,692
Converted into common shares	11,892,308	11,892,308

	30,000,000	30,000,000

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2011 and 2010
(Expressed in U.S. Dollars)
Unaudited

7.	Related Party Transactions

The Company incurred the following amounts with related parties:

		2011
a)	Consulting fees
	Stockholders	$67,142

b)	Interest expense
	Stockholders	$30,449

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

Included in accounts payable and accrued liabilities are $19,178 (2010 - $15,343) and $48,443 (2010 - $59,107), respectively relating to amounts owed to stockholders.

8.	Income Taxes

The Company's current income taxes are as follows:

2011

Expected income tax recovery at the statutory rate of 31.9%	$91,030
Translation adjustment	(60)
Change in valuation allowance	(90,970)

Benefit from income taxes	$-

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2011 and 2010
(Expressed in U.S. Dollars)
Unaudited

8.	Income Taxes (cont'd)

The components of deferred tax assets (liability) are as follows:

2011

Net operating loss carryforwards	$1,998,592
Other deferred tax assets	4,598
Valuation allowance	(2,003,190)

Net	$-

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

As of January 31, 2011, the Company had $5,998,822 of Federal, provincial and state net operating loss carryforwards (including losses of $324,901 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	3,501,090
2030	464,404
2031	282,489

$5,998,822

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2011 and 2010
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

The Company had the right to terminate the Agreement earlier if the aggregate sublicense payments under the Agreement were less than $14,000,000 and one of the following events occurred before March 5, 2012:

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
January 31, 2011 and 2010
(Expressed in U.S. Dollars)
Unaudited

9.	Commitments and Contingencies (cont’d)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Employees

As of January 31, 2011, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman (also our principal executive officer, principal financial officer and principal accounting officer), Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Results of Operations

Six month summary ending January 31, 2011 and 2010

Operations	Six Months Ended Jan 31, 2011	Six Months Ended Jan 31, 2010	Cumulative from Inception (July 29, 2002 through Jan 31, 2011
Sales	$Nil	$Nil	$Nil
Cost of Sales	$Nil	$Nil	$Nil
Operating (Income) Expenses	$221,116	$246,926	$3,034,130
Other (Expenses) Income	($64,434)	($42,230)	$282,009
Net Income (Loss)	$(285,550)	($289,156)	($4,317,729)

Expenses

Our operating expenses for the six month period ended January 31, 2011 and 2010 are outlined in the table below:

Expenses	Six Months Ended Jan 31, 2011	Six Months Ended Jan 31, 2010	Cumulative from Inception (July 29, 2002 through Jan 31, 2011
General and Administrative	$220,977	$226,315	$3,015,174
License Fee	$Nil	$Nil	$Nil
Royalty	$Nil	$Nil	$Nil
Foreign Exchange (Gain) Loss	($3)	$20,160	($36,946)
Bad Expense Debt	$Nil	$Nil	$Nil
Gain on sale of equipment	$Nil	$Nil	($Nil)
Other income	($64,434)	($42,230)	$282,009
Loss on disposal of contracts	$Nil	$Nil	$Nil
Depreciation and Amortization	$142	$451	$55,902

Operating expenses for the six months ended January 31, 2011, decreased by 10.5 % as compared to the comparative period in 2010 primarily as a result of reduced business activity.

Other income for the six months ended January 31, 2011, decreased by 52.6 % as compared to the comparative period in 2010.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At	Percentage
	January 31,	July 31, 2010	Increase/Decrease
	2011
Current Assets	$10,060	$7,974	26.2%
Current Liabilities	$1,972,059	$1,646,310	19.8%
Working Capital	$(1,961,999)	$(1,638,336)	(19.8%	)

Cash Flows
		Six Months	Six Months
		Ended	Ended
		January	January
		31,	31,
		2011	2010
Net Cash Used in Operating Activities		$(247,478)	$(195,699)
Net Cash Provided by Financing Activities		$285,733	$194,556
Net Cash Used in Investing Activities	$	Nil	$(1,903)
Effect of Exchange Rate Changes		$(38,255)	$(15,401)
Decrease In Cash during the Period	$	Nil	$(17,637)

As of January 31, 2011, our company had working capital deficit of $1,961,999.

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

Basis of Presentation

The condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2011. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of our company for the fiscal year ended July 31, 2010.

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

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

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

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: March 14, 2010	/s/ “Harold C.F. Dickout”
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer )