Form 10-Q
period 2011-04-30
AMERICAS WIND ENERGY CORP
filed 2011-06-14
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or

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
44,396,202 common shares issued and outstanding as of June 13, 2011

1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month periods ended April 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

2

AMERICAS WIND ENERGY CORPORATION

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED APRIL 30, 2011 AND 2010

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Balance Sheets
April 30, 2011 and July 31, 2010
(Expressed in U.S. Dollars)

	April 30,	July 31,
	2011	2010
	(Unaudited)	(Audited)

ASSETS
Current Assets
Other receivables	$13,021	$2,902
Prepaid expenses	12,472	5,072
Total Current Assets	25,493	7,974
Equipment, Net (note 3)	840	977
Total Assets	$26,333	$8,951
LIABILITIES
Current Liabilities
Bank indebtedness	$32,424	$26,215
Accounts payable	191,067	118,313
Accrued liabilities	113,889	115,305
Due to stockholders (note 4)	1,316,411	989,896
Convertible loan payable (note 5)	411,303	396,581
Total Current Liabilities	2,065,094	1,646,310

Commitments and Contingencies (note 9)

STOCKHOLDERS' DEFICIT
Capital Stock (note 6)
Class "A" special voting shares, no par value; 30,000,000 shares authorized, 18,107,692 shares issued and outstanding, however deemed to be cancelled	-	-
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 44,396,202 shares issued and outstanding; 18,107,692 shares deemed issued and outstanding	355,250	205,250
Additional Paid-In Capital	2,461,602	2,461,602
Accumulated Other Comprehensive Loss	(406,262)	(272,033)
Accumulated Deficit During the Development Stage	(4,449,351)	(4,032,178)
Total Stockholders' Deficit	(2,038,761)	(1,637,359)
Total Liabilities and Stockholders' Deficit	$26,333	$8,951

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss
For the Three-Month and Nine-Month Periods Ended April 30, 2011 and 2010 and the
Period from July 29, 2002 (date of inception) through April 30, 2011
(Expressed in U.S. Dollars)
Unaudited

					Cumulative
					from Inception
					(July 29,
	Three Months	Three Months	Nine Months	Nine Months	2002)
	Ended	Ended	Ended	Ended	through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010	2011

Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Loss	-	-	-	-	-
Expenses
General and administrative	93,123	130,026	314,100	356,341	3,108,297
Foreign exchange loss (gain)	(20)	(139,506)	(23)	(119,347)	(36,966)
Depreciation and amortization	66	205	207	656	55,967

Total Expenses (Income)	93,169	(9,275)	314,284	237,650	3,127,298

Income (Loss) from Operations	(93,169)	9,275	(314,284)	(237,650)	(3,127,298)

Other Income (Expenses)
Gain on sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	-	-	1,129,247
Other income	-	-	996	-	84,618
Interest expense and financing costs	(38,454)	(25,330)	(103,884)	(67,560)	(970,310)

Total Other Income (Expenses)	(38,454)	(25,430)	(102,888)	(67,560)	243,555

Income (Loss) Before Income Taxes And Discontinued Operations	(131,623)	(16,055)	(417,172)	305,210	(2,883,743)
Benefit from income taxes (note 8)	-	-	-	-	56,703

Income (Loss) from Discontinued
Operations, net of tax	-	760,700	-	760,700	(1,622,311)

Net Income (Loss)	(131,623)	744,645	(417,172)	455,490	(4,449,351)
Foreign currency translation adjustments	(122,839)	(105,539)	(161,069)	(106,082)	(406,262)

Comprehensive Income (Loss)	$(254,462)	$639,106	$(578,241)	$349,408	$(4,855,613)

Income (Loss) per Share – Basic and Diluted	$(0.01)	$0.01	$(0.01)	$0.01

Weighted Average Number of Shares Outstanding During the Periods – Basic and Diluted	62,503,894	52,503,894	62,503,894	52,503,894

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION
Condensed Consolidated Interim Statements of Cash Flows
For the Nine-Month Periods Ended April 30, 2011 and 2010 and
Cumulative from Inception (July 29, 2002) through April 30, 2011
(Expressed in U.S. Dollars)
Unaudited

			Cumulative from
			July 29, 2002 (Date
			of Inception) through
	2011	2010	April 30, 2011
Cash Flows from Operating Activities
Net income (loss)	$(417,172)	$455,490	$(4,449,351)
Adjustments for:
Accretion on convertible loan payable	-	-	75,442
Interest on convertible loan payable	-	-	30,250
Depreciation and amortization	207	656	55,967
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Changes in non-cash working capital, net of effects from acquisition:
Accounts receivable	-	-	(46,405)
Other receivables	(10,119)	(964)	(13,021)
Prepaid expenses	(7,400)	(1,793)	(12,472)
Accounts payable	72,754	138,722	191,067
Accrued liabilities	(1,416)	10,896	113,889

Net Cash Provided By (Used in) Operating Activities	(363,146)	603,007	(5,183,881)
Net Cash Used in Operating Activities from Discontinued Operations	-	(760,700)	(1,904,921)

Cash Flows from Financing Activities
Proceeds from bank overdraft	6,209	32,044	32,424
Increase in long-term loan payable	-	-	1,212,192
Proceeds from issuance of common stock	150,000	-	2,700,090
Proceeds from convertible loan payable	14,722	-	306,233
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	326,515	332,981	1,316,411
Stock issuance costs	-	-	(162,500)
Net Cash Provided by Financing Activities	497,446	365,025	5,480,081

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,931,479
Acquisition of equipment	-	(1,093)	(166,485)
Net Cash Used in Investing Activities	-	(1,093)	1,764,994

Effect of Exchange Rate Change on Cash	(134,300)	(223,876)	(156,273)

Change in Cash	-	(17,637)	-
Cash - Beginning of Period	-	17,637	-
Cash - End of Period	$-	$-	$-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2011 and 2010
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

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of April 30, 2011, the Company had negative working capital of $2,189,601 and accumulated deficit of $4,449,351.

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
April 30, 2011 and 2010
(Expressed in U.S. Dollars)
Unaudited

2.	Summary of Significant Accounting Policies

	a)	Basis of Presentation

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine- month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2011. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2010.

3.	Equipment, Net

Equipment comprises the following:

		2011
		Accumulated
	Cost	Depreciation

Computer equipment	$1,248	$(408)
Total	$1,248	$(408)
Net carrying amount		$840

Depreciation expense charged to operations amounted to $207 for the nine months ended April 30, 2011.

4.	Due to Stockholders

The amounts due to stockholders bear interest of 10% per annum, are unsecured and are due on demand.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2011 and 2010
(Expressed in U.S. Dollars)
Unaudited

5.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of April 30, 2011, the Bank of Canada's rate was 3.0%), payable quarterly, is unsecured, and matured on March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its right of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As of April 30, 2011, Smart Goal Investment Limited has not exercised the right of conversion.

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” this amount was measured but was not recognized as of April 30, 2011, and will be recorded as additional paid-in capital when converted.

6.	Capital Stock

	a)	On April 7, 2011, the Company issued 5,000,000 common shares to a current stockholder of the Company in exchange for the settlement of $150,000 of debt owing to the stockholder.

	b)	On June 7, 2010, the Company issued 5,000,000 common shares to a current stockholder of the Company in exchange for the settlement of $200,000 of debt owing to the stockholder.

	c)	On July 20, 2010, a current stockholder of the Company converted 1,076,923 class A special voting shares for 1,076,923 common shares of the Company.

d)

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
April 30, 2011 and 2010
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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2011 and 2010
(Expressed in U.S. Dollars)
Unaudited

7.	Related Party Transactions

The Company incurred the following amounts with related parties:

		2011

a)	Consulting fees

	Stockholders	$201,920

b)	Interest expense

	Stockholders	$91,394

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

Included in accounts payable and accrued liabilities are $28,378 (2010 - $15,343) and $51,262 (2010 - $59,107), respectively relating to amounts owed to stockholders.

8.	Income Taxes

The Company's current income taxes are as follows:

2011

Expected income tax recovery at the statutory rate of 31.9%	$132,997
Translation adjustment	(88)
Change in valuation allowance	(132,909)

Benefit from income taxes	$-

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2011 and 2010
(Expressed in U.S. Dollars)
Unaudited

8.	Income Taxes (cont'd)

The components of deferred tax assets (liability) are as follows:

2011

Net operating loss carryforwards	$2,041,824
Other deferred tax assets	4,866
Valuation allowance	(2,046,690)

Net	$-

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

As of April 30, 2011, the Company had $6,128,921 of Federal, provincial and state net operating loss carryforwards (including losses of $325,674 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	3,501,090
2030	464,404
2031	412,588

$6,128,921

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Condensed Consolidated Interim Financial Statements
April 30, 2011 and 2010
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
April 30, 2011 and 2010
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

10.	Comparative Figures

Certain comparative amounts have been reclassified to conform with the presentation adopted in the current period.

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” refer to Americas Wind Energy Corporation, and, unless otherwise indicated, our subsidiary, 6544797 Canada Ltd., a Canadian corporation, and our wholly-owned subsidiary Americas Wind Energy Inc., an Ontario corporation.

General Overview

We were incorporated pursuant to the laws of the State of Nevada on August 22, 2003.

On June 4, 2005, we effected a 6 for 1 forward stock split of the issued shares of common stock in the capital of our company.

On October 14, 2005, we effected a 3.195 for 1 forward stock split of the issued shares of common stock in the capital of our company.

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

Effective March 5, 2009, we entered into a sublicense agreement with Americas Wind Energy Inc. (“AWE”), our Ontario subsidiary company, Emergya Wind Technologies B.V., a Netherlands company and EWT-Americas Inc., a Delaware corporation, wherein we have agreed to grant to EWT-Americas an exclusive sublicense of all of our rights under a master license agreement dated April 23, 2004.

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
  We cannot compete with EWT Americas in the wind turbine business.

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
  The consulting contracts with H. C. Dickout and F. D. Pickersgill are reinstated.
  The settlement agreement is conditioned upon and was not effective unless EWT reaches agreement with former customers of our company or EWT waives the claim, which condition was satisfied by EWT waiving the condition effective June 11, 2010

To date, we have not received any royalty payments under the settlement agreement signed on April 28, 2010. Pursuant to the agreement, our company will receive payments equal to 3% of the sales revenue generated by EWT in North America. Under this agreement, EWT has assumed all of the liabilities of AWE. The royalty payments and debt repayment will work as follows:

(a)	The first $2,000,000 of royalty payments due to us will be retained by EWT to offset the debt owing to them by us.

(b)

Subsequent to that, we will receive 50% of the royalty payments owing to us, and the other 50% will go towards paying down the debt we owe to EWT, until a total of $4,000,000 of royalty payments are retained by EWT.

(c)	Subsequent payments will be paid in full to AWE until a maximum of $10,000,000 in royalty payments has been received by AWE.

There is no liability to EWT beyond paying a percentage of royalties received. However, if no royalties are received by us, the debt will not be repayable to EWT.

Our Current Business

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

Cash Requirements

Over the next 12 months we intend to operate as a business development company. We anticipate that we will incur the following operating expenses during this period:

Estimated Funding Required During the Next 12 Months
Expense	Amount
Professional fees	$50,000
Other general administrative expenses	$300,000
Total	$350,000

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

Trends and Uncertainties

Our revenues are dependent on the success of EWT in selling wind turbines to our customer list. Prospects look good in the current political environment of support for renewables but results cannot be assured.

Our ability to develop new business in the current market environment may take some time.

Employees

As of April 30, 2011, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman and Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Results of Operations

Three and nine month summary ending April 30, 2011 and 2010

										Cumulative
										from
										Inception
Operations		Three Months		Three Months		Nine Months		Nine Months		(July 29, 2002
		Ended		Ended		Ended		Ended		through
		April 30,		April 30,		April 30,		April 30,		April 30,
		2011		2010		2011		2010		2011
Sales	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating (Income) Expenses		$93,169		$(9,275)		$314,284		$237,650		$3,127,298
Other (Expenses) Income		$(38,454)		$784,590		$(102,888)		$742,360		$243,555
Net Income (Loss)		$(131,623)		$744,645		$(417,172)		$455,490		$(4,449,351)

Expenses

Our operating expenses for the three and nine month periods ended April 30, 2011 and 2010 are outlined in the table below:

						Cumulative
						from
						Inception
Expenses		Three Months	Three Months	Nine Months	Nine Months	(July 29, 2002
		Ended	Ended	Ended	Ended	through
		April 30,	April 30,	April 30,	April 30,	April 30,
		2011	2010	2011	2010	2011
General and Administrative		$93,123	$130,026	$314,100	$356,341	$3,108,297
Foreign Exchange (Gain) Loss		$(20)	$(139,506)	$(23)	$(119,347)	$(36,966)
Other income	$	Nil	$809,920	$996	$809,920	$84,618
Depreciation and Amortization		$66	$205	$207	$656	$55,967

Operating expenses for the nine months ended April 30, 2011, increased by 32.2% as compared to the comparative period in 2010 primarily as a result of foreign exchange differences.

Other income for the nine months ended April 30, 2011, decreased by 99.9% as compared to the comparative period in 2010.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At
	April 30,	July 31,	Percentage
	2011	2010	Increase/Decrease
Current Assets	$25,493	$$7,974	219.7%
Current Liabilities	$2,215,094	$1,646,310	34.5%
Working Capital	$(2,189,601)	$(1,638,336)	(33.6%	)

Cash Flows
		Nine Months	Nine Months
		Ended	Ended
		April 30,	April 30,
		2011	2010
Net Cash Used in Operating Activities		$(363,147)	$(157,693)
Net Cash Provided by Financing Activities		$497,446	$365,025
Net Cash Used in Investing Activities	$	Nil	$(1,093)
Effect of Exchange Rate Changes		$(134,300)	$(223,876)
Change In Cash during the Period	$	Nil	$(17,637)

As of April 30, 2011, our company had working capital deficit of $2,189,601.

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

Basis of Presentation

The condensed consolidated interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended April 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2011. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of our company for the fiscal year ended July 31, 2010.

Item 3. Quantitative Disclosures About Market Risks

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended April 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our income from the settlement agreement between our company and EWT is a percentage of sales achieved by EWT in North America.

This income is dependent on EWT achieving these sales. To the extent that sales are not achieved or are less than anticipated, our income will be impacted and our company may have difficulty in meeting our payment obligations.

To date, we have not received any payments pursuant to the settlement agreement.

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

Our articles authorize the issuance of up to 100,000,000 shares of common stock and 30,000,000 class A special voting stock. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003).

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003).

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006).

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006).

(10)	Material Contracts

10.1	License Agreement dated April 23, 2004, among Americas Wind Energy Inc. and Emergya Wind Technologies B.V. (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006).

10.2	Convertible Loan Agreement between our company and Smart Goal Investment Limited (incorporated by reference from our Current Report on Form 8-K filed on April 11, 2008).

10.3	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009).

10.4	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009).

10.5	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009).

Exhibit
Number	Description

10.6	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009).

10.7	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009).

10.8	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009).

10.9	Settlement Agreement dated April 28, 2010 with Emergya Wind Technologies B. V. and EWT- Americas Inc. (incorporated by reference from our Current Report on Form 8-K filed on May 12, 2010).

(21)	Subsidiaries of the Small Business Issuer

6544797 Canada Ltd.

Americas Wind Energy Inc.

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer.

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: June 14, 2011	/s/ “Harold C.F. Dickout”
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )