Form 10-K
period 2011-07-31
AMERICAS WIND ENERGY CORP
filed 2011-11-14
CIK 1265840

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on October 31, 2011 was $862,189 based on a $0.026 closing price for the Common Stock on July 31, 2011. For purposes of this computation, all executive officers and directors have been deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers and directors are, in fact, affiliates of the Registrant.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

44,396,202 shares of common stock issued & outstanding as of October 31, 2011

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

Research and Development Expenditures

We have incurred $nil in research and development expenditures over the last two fiscal years.

Employees

As of October 31, 2011, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Risks Related to Our Business

The audited financial statements for the year end July 31, 2011, states that there is a substantial doubt that we will be able to continue as a going concern and our independent certified public accountant added an emphasis paragraph to this report.

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

Our common shares were originally quoted for trading on the OTCBB on January 30, 2006 under the symbol “VEQI”.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Quarter Ended	High	Low
July 31, 2011	$0.035	$0.018
April 30, 2011	$0.045	$0.0215
January 31, 2011	$0.04	$0.011
October 31, 2010	$0.053	$0.03
July 31, 2010	$0.075	$0.03
April 30, 2010	$0.10	$0.0402
January 31, 2010	$0.13	$0.05
October 31, 2009	$0.225	$0.09
July 31, 2009	$0.47	$0.14

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our shares are issued in registered form. Pacific Stock Transfer Company, 500 East Warm Springs Road, Suite 240, Las Vegas, NV 89119is the registrar and agent for our common and preferred shares.

On October 31, 2011, the shareholders' list showed 36 registered shareholders, 44,396,202 common shares and 18,107,692 preferred shares outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We did not sell any equity securities which were not registered under the Securities Act during the year ended July 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended July 31, 2011.

Equity Compensation Plan Information

We have no long-term incentive plans, other than the Stock Option Plan described below.

2011 Stock Option Plan

On June 21, 2011 our directors approved the adoption of our 2011 Stock Option Plan which permits our company to grant up to 6,700,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	Nil	Nil
Equity compensation plans not approved by security holders	6,700,000	$0.02	Nil
Total	6,700,000	$0.02	Nil

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended July 31, 2011.

Item 6.	Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited consolidated financial statements and the related notes for the years ended July 31, 2011 and July 31, 2010 that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 7 of this annual report.

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

Results of Operations for the Years Ended July 31, 2011 and 2010

The following summary of our results of operations should be read in conjunction with our audited consolidated financial statements for the years ended July 31, 2011 and 2010.

Our operating results for the years ended July 31, 2011 and 2010 are summarized as follows:

		Year Ended
		July 31,
		2011	2010
Operating Expenses		$378,059	$487,708
Other Expenses		$142,477	$111,181
(Income) Loss from Discontinued Operations, net of tax	$	Nil	$(1,130,291)
Net Income (Loss)		$(520,536)	$531,402

Expenses

Our operating expenses for the years ended July 31, 2011 and 2010 are outlined in the table below:

	Year Ended
	July 31,
	2011	2010
General and Administrative	$373,444	$460,367
Foreign Exchange Loss	$4,312	$27,172
Depreciation and Amortization	$303	$169

Operating expenses for the year ended July 31, 2011, decreased by 22.5% as compared to the comparative period in 2010 primarily as a result of reduced business activity.

Equity Compensation

We currently do not have any equity compensation plans or arrangements. On June 21, 2011 our directors approved the adoption of our 2011 Stock Option Plan which permits our company to grant up to 6,700,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

Liquidity and Financial Condition

Working Capital

	At July 31,
	2011	2010	Percentage
			Increase/Decrease
Current Assets	$77,375	$7,974	870.3%
Current Liabilities	$2,199,369	$1,646,310	33.6%
Working Capital	$(2,121,994)	$(1,638,336)	(29.5)%

Cash Flows
		Year Ended
		July 31,
		2011	2010
Net Cash Used in Operating Activities		$(519,110)	$(474,882)
Net Cash Provided by Financing Activities		$482,161	$306,470
Net Cash Provided by Investing Activities	$	Nil	$(1,163)
Effect of Exchange Rate Changes		$36,949	$151,938
Decrease in Cash during the Period	$	Nil	$(17,637)

As of July 31, 2011, our company had working capital deficit of $2,121,994.

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

During 2009, upon entering into the Agreement with EWT on March 5, 2009, the Company completed a review of the estimated useful life of its intangible asset. As a result of the review, the Company revised its amortization policy from amortizing the intangible asset over its previously estimated useful life of 25 years to a basis based on a percentage of sublicense payments received compared to $14,000,000, being the minimum sublicense payments required without termination of the Agreement.

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

Our company assesses the expectations of profitability of its contracts periodically. When there is reasonable certainty of an overall loss on a given contract, that estimated loss is recognized in full in the accounts. In estimating the loss on contract, all related disbursements are considered including those related to penalties and direct overhead. Provisions for contract losses are shown separately as a liability on the consolidated balance sheet. Any subsequent adjustments to the contract loss are recognized when reasonably estimable.

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

Stock-Based Compensation

Stock options and warrants awarded to non-employees are accounted for using the fair value of the instrument or service provided, whichever is considered more reliable. Stock options and warrants awarded to employees are accounted for using the fair value method. The fair value of stock options granted is recognized on a straight-line basis, over the applicable stock option vesting period, as compensation expense included in general and administrative expenses in the consolidated statements of operations and deficit and contributed surplus within shareholders' equity on the consolidated balance sheets. On the exercise of stock options, the total of the consideration received and the accumulated contributed surplus relating to those options is credited to share capital. Fair value is calculated using the Black-Scholes option pricing model with assumptions applicable at the date of grant.

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

Discontinued Operations

Our company applies the provision of ASC 205, “Discontinued Operations” to account for the results of operations of a component of an entity that either has been disposed of or is classified as held for sale. Such components are reported in discontinued operations if both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and where the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In the current year, it was determined that the Company’s entrance into the Settlement Agreement to sell and manufacture wind turbines for the medium capacity wind turbines for the North American market for an indefinite period of time constitutes a component that has been disposed of and as such is presented in net income from discontinued operations in these consolidated financial statements.

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

Recent accounting pronouncements

In August 2009, FASB issued ASC 820, "Fair Value Measurements and Disclosures", which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASC 820 was effective for the first reporting period, including interim periods, beginning after issuance. The change had no effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard did not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. generally acceptable accounting principles for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in ASU2011-05 should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.	Financial Statements and Supplementary Data

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2011 AND 2010

(EXPRESSED IN U.S. DOLLARS)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Americas Wind Energy Corporation and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Americas Wind Energy Corporation (A Development Stage Company) and subsidiaries (the "Company") as of July 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years ended July 31, 2011 and 2010 and the period from July 29, 2002 (date of inception) through July 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Americas Wind Energy Corporation and subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for the years ended July 31, 2011 and 2010, and the period from July 29, 2002 (date of inception) through July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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
November 1, 2011

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Balance Sheets
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

	2011	2010

ASSETS
Current Assets
Other receivables	$12,747	$2,902
Prepaid expenses	64,628	5,072
Total Current Assets	77,375	7,974
Equipment, Net (note 3)	736	977
Total Assets	$78,111	$8,951
LIABILITIES
Current Liabilities
Bank indebtedness	$29,412	$26,215
Accounts payable	171,517	118,313
Accrued liabilities	132,625	115,305
Due to stockholders (note 6)	1,449,765	989,896
Convertible loan payable (note 7)	416,050	396,581

Total Liabilities	2,199,369	1,646,310

Commitments and Contingencies (note 11)

STOCKHOLDERS' DEFICIT
Capital Stock
Class "A" special voting shares, no par value; 30,000,000 shares authorized, 18,107,692 (2010 – 18,107,692) shares issued and outstanding, however deemed to be cancelled (note 8)	-	-
Common stock, $0.0001 par value per share; 100,000,000 shares authorized; 44,396,202 (2010 – 39,396,202) shares issued and outstanding; 18,107,692 (2009 – 18,107,692) shares deemed issued and outstanding (note 8)	6,250	5,750
Additional Paid-In Capital	2,810,602	2,661,102
Accumulated Other Comprehensive Loss	(385,396)	(272,033)
Accumulated Deficit During the Development Stage	(4,552,714)	(4,032,178)
Total Stockholders' Deficit	(2,121,258)	(1,637,359)
Total Liabilities and Stockholders' Deficit	$78,111	$8,951

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive Loss
For the Years Ended July 31, 2011 and 2010, and Cumulative
from Inception (July 29, 2002) Through July 31, 2011
(Expressed in U.S. Dollars)

			Cumulative
			from Inception
			(July 29, 2002)
	Year Ended	Year Ended	through
	July 31,	July 31,	July 31,
	2011	2010	2011

Sales	$-	$-	$-
Cost of Sales	-	-	-
Gross Loss	-	-	-
Expenses
General and administrative	373,444	460,367	3,167,641
Foreign exchange loss (gain)	4,312	27,172	(32,632)
Depreciation and amortization	303	169	56,063

Total Expenses	378,059	487,708	3,191,072

Loss from Operations	(378,059)	(487,708)	(3,191,072)

Other (Expenses) Income
Gain on sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,129,247
Other income	1,006	-	84,628
Interest and financing costs	(143,483)	(111,181)	(1,009,909)

Total Other (Expenses) Income	(142,477)	(111,181)	203,966

Loss Before Income Taxes and Discontinued Operations	(520,536)	(598,889)	(2,987,106)
Benefit from income taxes (note 10)	-	-	56,703

Loss before Discontinued Operations	(520,536)	(598,889)	(2,930,403)
Income (Loss) from Discontinued Operations, net of tax (note 5)	-	1,130,291	(1,622,311)

Net (Loss) Income	(520,536)	531,402	(4,552,714)
Foreign currency translation
adjustments	(113,363)	(90,466)	(385,396)

Comprehensive (Loss) Income	$(633,899)	$440,936	$(4,938,110)

Net (Loss) Income per Share – Basic and Diluted:
(Loss) Income from continuing operations	$(0.01)	$(0.01)
(Loss) Income from Discontinued Operations, Net of Tax	-	0.02
Net (Loss) Income per Share – Basic and Diluted	$(0.01)	$0.01
Weighted Average Number of Shares Outstanding During the Periods – Basic and Diluted	58,921,692	53,099,774

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through July 31, 2011
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance - July 29, 2002 (date of inception)	-	$-	57,545,143	$5,754	$(5,754)	$-	$-	$-

Stock issued at inception for cash	-	-		-	64	-	-	64
Foreign currency translation adjustment	-	-		-	-	(1,243)	-	(1,243)
Net loss for the period	-	-		-	-	-	(19,423)	(19,423)

Balance - July 31, 2003	-	-	57,545,143	5,754	(5,690)	(1,243)	(19,423)	(20,602)

Foreign currency translation adjustment	-	-		-	-	40,306	-	40,306
Net loss for the year	-	-		-	-	-	(431,939)	(431,939)

Balance - July 31, 2004	-	-	57,545,143	5,754	(5,690)	39,063	(451,362)	(412,235)

Stock issued for cash	-	-		-	1	-	-	1
Foreign currency translation adjustment	-	-		-	-	(85,476)	-	(85,476)
Net loss for the year	-	-		-	-	-	(137,873)	(137,873)

Balance - July 31, 2005	-	-	57,545,143	5,754	(5,689)	(46,413)	(589,235)	(635,583)

Stock issued for cash	-	-		-	25	-	-	25
Foreign currency translation adjustment	-	-		-	-	(52,444)	-	(52,444)
Net loss for the year	-	-		-	-	-	(22,719)	(22,719)

Balance - July 31, 2006	-	$-	57,545,143	$5,754	$(5,664)	$(98,857)	$(611,954)	$(710,721)

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through July 31, 2011
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance - July 31, 2006	-	$-	57,545,143	$5,754	$(5,664)	$(98,857)	$(611,954)	$(710,721)
Cancellation of shares as part of the share exchange	-	-	(37,541,249)	(3,754)	3,754	-	-	-
Share exchange transaction on August 11, 2006 - issuance of 30,000,000 Class A special voting shares in exchange for 130,000 shares of AWE Inc.	30,000,000	-	-	-	4,262	-	-	4,262
Exchangeable shares presented as having been converted (note 8)	(25,000,000)	-	25,000,000	2,500	(2,500)	-	-	-
Class A special voting shares converted (note 8)	(5,000,000)	-	5,000,000	500	(500)	-	-	-
Issuance of shares in relation to private placement for cash	-	-	2,500,000	250	2,147,106	-	-	2,147,356
Issuance of stock purchase warrants	-	-	-	-	402,644	-	-	402,644
Issuance of compensation options	-	-	-	-	40,275	-	-	40,275
Share issuance costs	-	-	-	-	(202,775)	-	-	(202,775)
Foreign currency translation adjustment	-	-	-	-	-	(22,311)	-	(22,311)
Net income for the year	-	-	-	-	-	-	244,244	244,244

Balance - July 31, 2007	-	-	52,503,894	5,250	2,386,602	(121,168)	(367,710)	1,902,974
Issuance of stock purchase warrants	-	-	-	-	75,000	-	-	75,000
Foreign currency translation adjustment	-	-	-	-	-	16,813	-	16,813
Net loss for the year	-	-	-	-	-	-	(2,055,487)	(2,055,487)

Balance - July 31, 2008	-	$-	52,503,894	$5,250	$2,461,602	$(104,355)	$(2,423,197)	$(60,700)

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Periods from Inception (July 29, 2002) Through July 31, 2011
(Expressed in U.S. Dollars)

							Accumulated
						Accumulated	Deficit
					Additional	Other	During the	Total
	Class A Special Voting Shares		Common Stock		Paid-In	Comprehensive	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Stage	Equity (Deficit)

Balance - July 31, 2008	-	$-	52,503,894	$5,250	$2,461,602	$(104,355)	$(2,423,197)	$(60,700)

Foreign currency translation adjustment	-	-		-	-	(77,212)	-	(77,212)
Net loss for the year	-	-		-	-	-	(2,140,383)	(2,140,383)

Balance - July 31, 2009	-	$-	52,503,894	$5,250	$2,461,602	$(181,567)	$(4,563,580)	$(2,278,295)

Issuance of shares in relation to conversion of shareholder debt	-	-	5,000,000	500	199,500	-	-	200,000
Foreign currency translation adjustment	-	-	-	-	-	(90,466)	-	(90,466)
Net income for the year	-	-	-	-	-	-	531,402	531,402

Balance - July 31, 2010	-	$-	57,503,894	$5,750	$2,661,102	$(272,033)	$(4,032,178)	$(1,637,359)

Issuance of shares in relation to conversion of shareholder debt	-	-	5,000,000	500	149,500	-	-	150,000
Foreign currency translation adjustment	-	-	-	-	-	(113,363)	-	(113,363)
Net loss for the year	-	-	-	-	-	-	(520,536)	(520,536)

Balance - July 31, 2011	-	$-	62,503,894	$6,250	$2,810,602	$(385,396)	$(4,552,714)	$(2,121,258)

(The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Consolidated Statements of Cash Flows
For the Years Ended July 31, 2011 and 2010 and
Cumulative from Inception (July 29, 2002) Through July 31, 2011
(Expressed in U.S. Dollars)

			Cumulative from
	Year Ended	Year Ended	Inception
	July 31,	July 31,	(July 29, 2002) Through
	2011	2010	July 31, 2011
Cash Flows from Operating Activities
Net (loss) income	$(520,536)	$531,402	$(4,552,714)
Adjustments for:
Accretion on convertible loan payable	-	-	75,442
Depreciation and amortization	303	169	56,063
Interest on convertible loan payable	-	-	30,250
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Changes in non-cash working capital, net of effects from acquisition:
Accounts receivable	-	-	(46,405)
Other receivables	(9,845)	(1,451)	(12,747)
Prepaid expenses	(59,556)	(3,721)	(64,628)
Accounts payable	53,204	37,380	171,517
Accrued liabilities	17,320	91,630	132,625

Net Cash (Used by) Provided by Operating Activities	(519,110)	655,409	(5,339,844)
Net Cash Used by Operating Activities from
Discontinued Operations	-	(1,130,291)	(1,904,921)

	(519,110)	(474,882)	(7,244,765)

Cash Flows from Financing Activities
Proceeds from bank overdraft	3,197	43,852	29,412
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	19,095	16,511	310,606
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	459,869	246,107	1,449,765
Increase in long-term loan payable	-	-	1,212,192
Stock issuance costs	-	-	(162,500)

Net Cash Provided by Financing Activities	482,161	306,470	5,464,796

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,931,479
Acquisition of equipment	-	(1,163)	(166,485)

Net Cash (Used by) Provided by Investing Activities	-	(1,163)	1,764,994

Effect of Exchange Rate Change on Cash	36,949	151,938	(14,975)

Change in Cash	-	(17,637)	-
Cash - Beginning of Period	-	17,637	-

Cash - End of Period	$-	$-	$-

 (The accompanying notes are an integral part of these consolidated financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
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

Following the finalized settlement agreement (as disclosed in note 4) on June 11, 2010 the Company discontinued its operations in the wind turbines business and has focused its activities on managing the settlement agreement and seeking out and investigating potential business opportunities in a business combination.

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of July 31, 2011, the Company had negative working capital of $2,121,994 and accumulated deficit of $4,552,714.

The Company's continuance as a going concern is dependent on its Directors and principal stockholders in providing financial support in the short term and receiving sufficient payments under the Settlement Agreement (note 11) to discharge the Company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

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
July 31, 2011 and 2010
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

During 2009, upon entering into the Agreement with EWT on March 5, 2009, the Company completed a review of the estimated useful life of its intangible asset. As a result of the review, the Company revised its amortization policy from amortizing the intangible asset over its previously estimated useful life of 25 years to a basis based on a percentage of sublicense payments received compared to $14,000,000, being the minimum sublicense payments required without termination of the Agreement (see notes 4 and 11(a)).

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	d)	Intangible Asset, Net (cont’d)

On February 1, 2010, the sublicense agreement was terminated and the intangible asset was written off. The write-off is included in net income from discontinued operations in these consolidated financial statements for the period (note 5 and 11(a)).

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	g)	Research and Development

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

	j)	Stock-Based Compensation

Stock options and warrants awarded to non-employees are accounted for using the fair value of the instrument or service provided, whichever is considered more reliable. Stock options and warrants awarded to employees are accounted for using the fair value method. The fair value of stock options granted is recognized on a straight-line basis, over the applicable stock option vesting period, as compensation expense included in general and administrative expenses in the consolidated statements of operations and deficit and contributed surplus within shareholders' equity on the consolidated balance sheets. On the exercise of stock options, the total of the consideration received and the accumulated contributed surplus relating to those options is credited to share capital. Fair value is calculated using the Black-Scholes option pricing model with assumptions applicable at the date of grant.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	k)	Fair Value of Financial Instruments

The carrying values of cash and bank indebtedness, other receivables, accounts payable, accrued liabilities, due to stockholders and convertible loan payable approximate their fair values principally because of the short-term maturities of these financial instruments.

	l)	Comprehensive Income or Loss

The Company applies the provisions of ASC 220, “Comprehensive Income.” Unrealized gains and losses from foreign exchange translation are reported in the accompanying statements as comprehensive income (loss).

	m)	Earnings or Loss Per Share

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

	n)	Discontinued Operations

The Company applies the provision of ASC 205, “Discontinued Operations” to account for the results of operations of a component of an entity that either has been disposed of or is classified as held for sale. Such components are reported in discontinued operations if both the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and where the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. In the prior year, it was determined that the Company’s entrance into the Settlement Agreement to sell and manufacture wind turbines for the medium capacity wind turbines for the North American market for an indefinite period of time constitutes a component that has been disposed of and as such is presented in net income from discontinued operations in these consolidated financial statements (note 4).

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	o)	Use of Estimates

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

	p)	Recent Accounting Pronouncements

In August 2009, FASB issued ASC 820, "Fair Value Measurements and Disclosures", which clarifies, among other things, that when a quoted price in an active market for the identical liability is not available, an entity must measure fair value using one or more specified techniques. ASC 820 was effective for the first reporting period, including interim periods, beginning after issuance. The change had no effect on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-6”). The standard amends ASC Topic 820, “Fair Value Measurements and Disclosures” to require additional disclosures related to transfers between levels in the hierarchy of fair value measurements. ASU 2010-6 is effective for interim and annual fiscal years beginning after December 15, 2009. The standard does not change how fair values are measured, accordingly the standard did not have an impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). The guidance in ASU 2011-04 changes the wording used to describe the requirements in U.S. generally acceptable accounting principles for measuring fair value and for disclosing information about fair value measurements, including clarification of the FASB's intent about the application of existing fair value and disclosure requirements and changing a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in ASU 2011-04 should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

2.	Summary of Significant Accounting Policies (cont'd)

	p)	Recent Accounting Pronouncements (cont’d)

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”). The guidance in ASU 2011-05 applies to both annual and interim financial statements and eliminates the option for reporting entities to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. This ASU also requires consecutive presentation of the statement of net income and other comprehensive income. Finally, ASU 2011-05 requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in ASU2011-05 should be applied retrospectively and are effective for fiscal year, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

3.	Equipment, Net

Equipment comprises the following:

		2011		2010
	Cost	Accumulated		Accumulated
		Depreciation	Cost	Amortization
Office equipment	$1,237	$(501)	$1,149	$(172)

Net carrying amount		$736		$977

4.	Intangible Asset, Net

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

4.	Intangible Asset, Net (cont'd)

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

On February 1, 2010, the sublicense agreement was terminated and the intangible asset was written off. The write-off is included in discontinued operations in these consolidated financial statements for the period (note 11).

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

5.	Discontinued Operations

The manufacture of wind turbines under the license agreement represented a separate component of the business because the operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes from the rest of the entity. Following the finalized settlement agreement (as disclosed in note 4 and 11) on June 11, 2010 the Company discontinued its operations in the wind turbines business because the Company no longer holds the license to manufacture and sell wind turbines.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

5.	Discontinued Operations (cont’d)

The following table summarizes the sales, income (loss) before taxes and net income (loss) of the Company, which results from the disposal of the component during the prior year and classified as discontinued operations for the year-ended July 31, 2010:

			Cumulative
			from Inception
	Year Ended	Year Ended	(July 29, 2002)
	July 31,	July 31,	Through
	2011	2010	July 31, 2011

Sales	$-	$-	$4,652,412

Income (Loss) from Discontinued Operations before taxes	$-	$1,130,291	$(1,622,311)
Taxes	-	-	-
Income (Loss) from Discontinued Operations	$-	$1,130,291	$(1,622,311)

The Company recognized a gain of $942,090 in connection with the Settlement Agreement.

6.	Due to Stockholders

The amounts due to stockholders bear interest of 10% per annum, are unsecured and are due on demand.

7.	Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement. The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of July 31, 2011, the Bank of Canada's rate was 3.0%), payable quarterly, is unsecured, and matured on March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its rights of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share. As of July 31, 2011, Smart Goal Investment Limited has not exercised the right of conversion.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

7.	Convertible Loan Payable (cont’d)

At the date of issuance, the conversion feature of the convertible loan was “in-the-money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” this amount was measured but was not recognized as of July 31, 2011 and will be recorded as additional paid-in capital when converted.

8.	Capital Stock

	a)	On April 7, 2011, the Company issued 5,000,000 common shares to a current stockholder of the Company in exchange for the settlement of $150,000 of debt owing to the stockholder.

	b)	On July 20, 2010, a current stockholder of the Company converted 1,076,923 class A special voting shares for 1,076,923 common shares of the Company.

	c)	On June 7, 2010, the Company issued 5,000,000 common shares to a current stockholder of the Company in exchange for the settlement of $200,000 of debt owing to the stockholder.

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

For financial statement presentation purposes only, 18,107,692 (2010 – 18,107,692) Preferred Shares of the Purchaser were presented as having been converted into 18,107,692 (2010 - 18,107,692) common shares of the Company and the 18,107,692 (2009 – 18,107,692) Special Voting Shares of the Company were presented as having been converted and cancelled to more accurately reflect the substance of the reverse merger transaction.

For the year ended July 31, 2011, the Company converted no (2010 – 1,076,923) Special Voting Shares into common shares.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

8.	Capital Stock (cont’d)

The Special Voting Shares are presented in the consolidated balance sheets as follows:

	2011	2010

Outstanding shares presented as having been converted into common shares	18,107,692	18,107,692
Converted into common shares	11,892,308	11,892,308

	30,000,000	30,000,000

Stock Option Plan

On June 21, 2011, shareholders of the Company approved a fixed stock option plan (the "Plan"). Under the Plan, the board of directors may grant options to acquire common stock of the Company to directors, officers, employees and consultants, to a limit of 6,700,000 of the outstanding common stock of the Company. As at July 31, 2011, no options had been issued.

9.	Related Party Transactions

The Company incurred the following amounts with related parties:

		2011	2010
a)	Consulting fees
	Stockholders	$271,728	$257,364

b)	Interest expense
	Stockholders	$125,926	$94,650

Included in accounts payable and accrued liabilities are $31,722 (2010 - $15,343) and $82,175 (2010 - $59,107), respectively relating to amounts owed to stockholders.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

10.	Income Taxes

The Company's current income taxes are as follows:

	2011	2010

Expected income tax (recovery) at the statutory rate of 28.9% (2010 – 31.7%)	$150,543	$168,436
Other permanent differences	(30)	292
Change in enacted tax rates	(147,527)	402,984
Translation adjustment	(45,055)	(16,976)
Change in valuation allowance	42,069	(554,736)

Benefit from income taxes	$-	$-

The components of deferred tax assets (liability) are as follows:

	2011	2010

Net operating loss carryforwards	$1,818,693	$1,858,775
Other deferred tax assets	2,547	4,534
Valuation allowance	(1,821,240)	(1,863,309)

Net	$-	$-

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

10.	Income Taxes (cont’d)

As of July 31, 2011, the Company had $6,236,463 of Federal, provincial and state net operating loss carryforwards (including losses of $332,634 in the U.S.) available to offset future taxable income. Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	3,501,090
2030	464,404
2031	520,130

$6,236,463

11.	Commitments

On April 28, 2010, the Company entered into the Settlement Agreement. This agreement replaced the March 5, 2009 agreement. Under this agreement, the Company will receive future payments based on 3% of sales of wind turbines made by EWT (herein the “Settlement Payments”), with the total Settlement Payments not exceeding $10,000,000.

Prior to entering into the Settlement Agreement, the debt due to EWT was approx. $2,800,000 and represented actual costs incurred on contracts plus anticipated costs to complete the Confederation Power, Wind Vision and Wray contracts. EWT determined that the costs to complete the contracts would be considerably more than the $2,800,000 and accordingly made efforts to enter into the Settlement Agreement. It was agreed the full and final payment of $4,000,000 was fair and reasonable to both parties and to satisfy EWT for any unforeseen obligations incurred by completing the contracts. In exchange, EWT agreed to release the Company from any future or further liabilities incurred from those contracts.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
Notes to Consolidated Financial Statements
July 31, 2011 and 2010
(Expressed in U.S. Dollars)

12.	Comparative Figures

Certain comparative amounts have been reclassified to conform with the presentation adopted in the current period.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods.

Item 9A.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (who is acting as our principal executive officer and as our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure

As of July 31, 2011, the end of our fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer and our principal financial and accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer and our principal financial and accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of July 31, 2011, our internal control over financial reporting is effective. Our management reviewed the results of their assessment with our Board of Directors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the year ended July 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Position Held with Our Company	Age	Date First Elected or Appointed
Harold C.F. Dickout	President, Chief Executive Officer, Chairman and Director	76	August 21, 2006
Frank D. Pickersgill	Secretary and Director	71	August 21, 2006

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

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past five years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Based solely on our review of the copies of such forms received by our company, or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended July 31, 2011, all filing requirements applicable to our officers, directors and greater than 10% beneficial owners as well as our officers, directors and greater than 10% beneficial owners of our subsidiaries were complied with.

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

The particulars of the compensation paid to the following persons:

our principal executive officer;

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended July 31, 2011 and 2010; and

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended July 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Harold C.F. Dickout President, Chief Executive Officer, Chairman and Director	2011 2010	150,000 150,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	150,000 150,000
Frank D. Pickersgill Secretary and Director	2011 2010	120,000 120,000	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	120,000 120,000

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

Stock Option Plan

On June 21, 2011 our directors approved the adoption of our 2011 Stock Option Plan which permits our company to grant up to 6,700,000 options to acquire shares of common stock, to directors, officers, employees and consultants of our company.

2010 Grants of Plan-Based Awards

No equity or non-equity awards were granted to the named executives in 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as at July 31, 2011.

Option Exercises

During our Fiscal year ended July 31, 2011, there were no options exercised by our named officers.

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

The following table sets forth, as of October 31, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class (1)(2)
Harold C.F. Dickout Toronto, Ontario	Common	1,000,000	2.25%
	Class A Special	18,107,692	100%
Frank D. Pickersgill Secretary and Director Toronto, Ontario	Common	10,235,078	23.05%
Directors and Officers as a group	Common	11,235,078	25.31%
	Class A Special	18,107,692	100%
Roche Capital Group SA Providenciales, Turks & Caicos	Common	2,500,000	5.63%

(1)

Based on 44,396,202 shares of common stock issued and outstanding as of October 31, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common shares listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or warrants, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

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

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended July 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

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

The aggregate fees billed for the most recently completed fiscal year ended July 31, 2011 and for fiscal year ended July 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	July 31, 2011 $	July 31, 2010 $
Audit Fees	16,722	48,766
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	16,722	48,766

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Financial Statements

	(1)	Financial statements for our company are listed in the index under Item 8 of this document

	(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit
Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)
3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)
(4)	Instruments defining the rights of security holders, including indentures
4.1	2011 Stock Option Plan
(10)	Material Contracts
10.1	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.2	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.3	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.4	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.5	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)
10.6	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)
(21)	Subsidiaries of the Registrant
21.1	6544797 Canada Ltd.
(31)	Section 302 Certifications
31.1*	Section 302 Certification
(32)	Section 906 Certification

Exhibit
Number	Description
32.1*	Section 906 Certification

*	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: November 14, 2011	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 14, 2011	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial
Officer and Principal Accounting Officer)

Dated: November 14, 2011	/s/ Frank D. Pickersgill
Frank D. Pickersgill
Secretary and Director