Form 10-Q
period 2011-10-31
AMERICAS WIND ENERGY CORP
filed 2011-12-20
CIK 1265840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			October 31, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-50861
AMERICAS WIND ENERGY CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				20-0177856
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
24 Palace Arch Drive, Toronto, Ontario, Canada				M9A 2S1
(Address of principal executive offices)				(Zip Code)
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
44,396,202 common shares issued and outstanding as of December 15, 2011.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited consolidated interim financial statements for the three month period ended October 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE COMPANY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

 FOR THE THREE‑MONTH PERIODS ENDED OCTOBER 31, 2011 AND 2010

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

CONTENTS

Condensed Consolidated Interim Balance Sheets	F-1
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-2
Condensed Consolidated Interim Statements of Cash Flow	F-3
Notes to Condensed Consolidated Interim Financial Statements	F-4 – F-9

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Balance Sheets

October 31, 2011 and July 31, 2011

(Expressed in U.S. Dollars)

	October 31,	July 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
	-	-
Other receivables	$14,625	$12,747
	-	-
Prepaid expenses	61,900	64,628
Total Current Assets	76,525	77,375
Equipment, Net (note 3)	652	736
Total Assets	$77,177	$78,111

LIABILITIES
Current Liabilities
Bank indebtedness	$27,502	29,412
Accounts payable (note 6)	249,288	171,517
Accrued liabilities (note 6)	107,476	132,625
	-	-
Due to stockholders (note 4)	1,471,253	1,449,765
Convertible loan payable (note 5)	418,947	416,050
	-	-
Total Liabilities	2,274,466	2,199,369

Commitments and Contingencies (note 8)

STOCKHOLDERS' DEFICIT
Capital Stock
Class "A" special voting shares, no par value;
30,000,000 shares authorized, 18,107,692 shares issued and outstanding, however deemed to be cancelled	-	-
Common stock, $0.0001 par value per share;
100,000,000 shares authorized; 44,396,202 (July 2011 44,396,202) shares issued and outstanding; 18,107,692 (July 2011 18,107,692) shares deemed issued and outstanding	6,250	6,250
Additional Paid‑In Capital	2,810,602
Accumulated Other Comprehensive Loss	(313,706)
Accumulated Deficit During the Development Stage	(4,700,435)
Total Stockholders' Deficit	(2,197,289)	(2,121,258)
Total Liabilities and Stockholders' Deficit	$77,177	$78,111

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

For the Three-Month Periods Ended October 31, 2011 and 2010 and

Cumulative from Inception (July 29, 2002) through October 31, 2011

(Expressed in U.S. Dollars)

Unaudited

			Cumulative
			from Inception
			(July 29,
			2002)
	Three Months	Three Months	through
	Ended	Ended	October 31,
	October 31,	October 31,	2011
	2011	2010

	$-	$-	$-
	-	-	-

	-	-	-

General and administrative (note 6)	107,556	107,741	3,275,197
Foreign exchange loss (gain)	6	(1)	(32,626)
Depreciation and amortization	53	73	56,116

	107,615	107,813	3,298,687

Loss from Operations	(107,615)	(107,813)	(3,298,687)

Other (Expenses) Income
Gain on sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,129,247
Other income	-	-	84,628
Interest and financing costs (note 6)	(40,106)	(30,869)	(1,050,015)

Total Other (Expenses) Income	(40,106)	(30,869)	163,860

Loss Before Income Taxes and Discontinued Operations	(147,721)	(138,682)	(3,134,827)
Benefit from income taxes (note 7)	-	-	56,703

Loss before Discontinued Operations	(147,721)	(138,682)	(3,078,124)
Loss from Discontinued Operations, net of tax	-	-	(1,622,311)

Net Loss	(147,721)	(138,682)	(4,700,435)
Foreign currency translation adjustments	71,690	(11,390)	(313,706)

Comprehensive Loss	$(76,031)	$(150,072)	$(5,014,141)

Loss per Share ‑ Basic and Diluted
Continuing Operations	$0.001	$0.003

Weighted Average Number of Shares Outstanding During the Periods ‑ Basic and Diluted	62,503,894	57,503,894

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statements of Cash Flows

For the Three‑Month Periods Ended October 31, 2011 and 2010 and

Cumulative from Inception (July 29, 2002) through October 31, 2011

(Expressed in U.S. Dollars)

Unaudited

			Cumulative from
			July 29, 2002 (Date
			of Inception) through
	2011	2010	October 31, 2011
Cash Flows from Operating Activities
Net loss	$(147,721)	$(138,682)	$(4,700,435)
Adjustments for:
Accretion on convertible loan payable	-	-	75,442
Interest on convertible loan payable	-	-	30,250
Depreciation and amortization	53	73	56,116
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Changes in non‑cash working capital, net of effects from acquisition:
Accounts receivable	-	-	(46,405)
Other receivables	(1,877)	(2,375)	(14,624)
Prepaid expenses	2,728	1,451	(61,900)
Accounts payable	77,772	4,079	249,288
Accrued liabilities	(25,149)	1,918	107,476

Net Cash Used in Operating Activities	(94,194)	(133,536)	(5,434,039)
Net Cash Used in Operating Activities from Discontinued Operations	-	-	(1,904,921)

	(94,194)	(133,536)	(7,338,960)

Cash Flows from Financing Activities
Proceeds from bank overdraft	(1,910)	177	27,502
Increase in long-term loan payable	-	-	1,212,192
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	4,375	4,287	314,983
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	21,488	140,469	1,471,253
Stock issuance costs	-	-	(162,500)

Net Cash Provided by Financing Activities	23,953	144,933	5,488,751

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,931,479
Acquisition of equipment	-	-	(166,485)

Net Cash Provided by Investing Activities	-	-	1,764,994

Effect of Exchange Rate Change on Cash	70,241	(11,397)	85,215

Change in Cash	-	-	-
Cash ‑ Beginning of Period	-	-	-

Cash ‑ End of Period	$-	$-	$-

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2011 and 2010

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

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of October 31, 2011, the Company had negative working capital of $2,197,941 and accumulated deficit of $4,700,435.

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

October 31, 2011 and 2010

(Expressed in U.S. Dollars)

Unaudited

2.    Summary of Significant Accounting Policies

a)     Basis of Presentation

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2012. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2011.

3.     Equipment, Net

Equipment comprises the following:

		October 31, 2011		July 31, 2011
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Office equipment	$1,185	$(533)	$1,237	$(501)

Net carrying amount		$652		$736

Depreciation expense charged to operations amounted to $53 and $73 for the three months ended October 31, 2011 and 2010, respectively.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2011 and 2010

(Expressed in U.S. Dollars)

Unaudited

4.    Due to Stockholders

The amounts due to stockholders bear interest of 10% per annum, are unsecured and are due on demand.

5.    Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement.  The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of October 31, 2011, the Bank of Canada's rate was 3.0%), payable quarterly, is unsecured, and matured on March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its right of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share.  As of October 31, 2011, Smart Goal Investment Limited has not exercised the right of conversion.

At the date of issuance, the conversion feature of the convertible loan was “in‑the‑money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” this amount was measured but was not recognized as of October 31, 2011 and will be recorded as additional paid‑in capital when converted.

6.    Related Party Transactions

The Company incurred the following amounts with related parties:

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010
a) Consulting fees
Stockholders	$66,689	$65,455

b) Interest expense
Stockholders	$35,731	$26,713

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2011 and 2010

(Expressed in U.S. Dollars)

Unaudited

6.    Related Party Transactions (cont'd)

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

Included in accounts payable and accrued liabilities are $118,437 (July 31, 2011 - $31,722) and $48,676 (July 31, 2011 - $82,175), respectively relating to amounts owed to stockholders.

7.    Income Taxes

The Company's current income taxes are as follows:

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010

Expected income tax recovery at the statutory rate of 28.9% (2010 - 31.9%);	$42,599	$44,200
Translation adjustment	(2,300)	(33)
Change in valuation allowance	(40,299)	(44,167)

Benefit from income taxes	$-	$-

The components of deferred tax assets (liability) are as follows:

	October 31, 2011	July 31, 2010
Net operating loss carryforwards	$1,861,292	$1,950,373
	-	-
	-	-
Other deferred tax assets	266	4,514
Valuation allowance	(1,861,558)	(1,954,887)

Net	$-	$-

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2011 and 2010

(Expressed in U.S. Dollars)

Unaudited

7.    Income Taxes (cont'd)

As of October 31, 2011, the Company had $6,383,990 of federal, provincial and state net operating loss carryforwards (including losses of $333,643 in the U.S.) available to offset future taxable income.  Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,208
2029	3,501,090
2030	464,404
2031	520,130
2032	147,527
$6,383,990

8.    Commitments and Contingencies

On April 28, 2010, the Company entered into the Settlement Agreement. This agreement replaced the March 5, 2009 agreement. Under this agreement, the Company will receive future payments based on 3% of sales of wind turbines made by Emergya Wind Technologies B.V. (‘EWT’) (herein the “Settlement Payments”), with the total Settlement Payments not exceeding $10,000,000.

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

‑ F-8 –

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

October 31, 2011 and 2010

(Expressed in U.S. Dollars)

Unaudited

8.    Commitments and Contingencies (cont'd)

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

As used in this quarterly report, the terms “we”, “us”, “our” and “our company” refer to Americas Wind Energy Corporation, and, unless otherwise indicated, our subsidiary, 6544797 Canada Ltd., a Canadian corporation, and its wholly-owned subsidiary Americas Wind Energy Inc., an Ontario corporation.

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
  The consulting contracts with H. C. Dickout and F. D. Pickersgill are reinstated.
  The settlement agreement is conditioned upon and was not effective unless EWT reaches agreement with former customers of our company or EWT waives the claim, which condition was satisfied by EWT waiving the condition effective June 11, 2010.

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

Trends and Uncertainties

Our revenues are dependent on the success of EWT in selling wind turbines in the North American market. Prospects look good in the current political environment of support for renewables but results cannot be assured.

Our ability to develop new business in the current market environment may take some time.

Employees

As of October 31, 2011, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, and Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Results of Operations

Three months summary ending October 31, 2011 and 2010

						Cumulative
						from
						Inception
		Three Months		Three Months		(July 29, 2002
		Ended		Ended		through
		October 31,		October 31,		October 31,
		2011		2010		2011
Sales	$	Nil	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil	$	Nil
Operating Expenses		$107,615		$107,813		$3,298,687
Other (Expenses) Income		$(40,106)		$(30,869)		$163,860
Net Income (Loss)		$(147,721)		$(138,682)		$(4,700,435)

Expenses

Our operating expenses for the three month periods ended October 31, 2011 and 2010 are outlined in the table below:

					Cumulative
					from
					Inception
		Three Months		Three Months	(July 29, 2002
		Ended		Ended	through
		October 31,		October 31,	October 31,
		2011		2010	2011
General and Administrative		$107,556		$107,741	$3,275,197
Foreign Exchange (Gain) Loss		$6		$(1)	$(32,626)
Other income	$	Nil	$	Nil	$84,628
Depreciation and Amortization		$53		$73	$56,116

Operating expenses for the three months ended October 31, 2011, decreased by 0.17% as compared to the comparative period in 2010 primarily as a result of reduced business activity.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At
	October 31,	July 31,	Percentage
	2011	2011	Increase/Decrease
Current Assets	$76,525	$77,375	(1.10%	)
Current Liabilities	$2,274,466	$2,199,369	3.41%
Working Capital	$(2,197,941)	$(2,121,994)	(3.58%	)

Cash Flows
		Three Months		Three Months
		Ended		Ended
		October 31,		October 31,
		2011		2010
Net Cash Used in Operating Activities		$(94,194)		$(133,536)
Net Cash Provided by Financing Activities		$23,953		$144,933
Net Cash Used in Investing Activities	$	Nil	$	Nil
Effect of Exchange Rate Changes		$(70,241)		$(11,397)
Change In Cash during the Period	$	Nil	$	Nil

As of October 31, 2011, our company had working capital deficit of $2,197,941.

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

Basis of Presentation

The condensed consolidated interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended October 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2012. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of our company for the fiscal year ended July 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended October 31, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Risks Related to Our Business

Our audited financial statements for the year end July 31, 2011, states that there is a substantial doubt that we will be able to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

(4)	Instruments defining the rights of security holders, including indentures

4.1	2011 Stock Option Plan

(10)	Material Contracts

10.1	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.2	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.3	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.4	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.5	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

10.6	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

(21)	Subsidiaries of the Small Business Issuer

21.1	6544797 Canada Ltd.

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

*      Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: December 20, 2011	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )