Form 10-Q/A
period 2011-10-31
AMERICAS WIND ENERGY CORP
filed 2012-01-13
CIK 1265840

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

				[X ]	YES	[ ]	NO

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended October 31, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on December 20, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date.  The Condensed Consolidated Balance Sheets contains certain financial information which was inadvertently omitted in the December 20, 2011 filing.  Other than this change the information provided in this Form 10-Q/A does not modify or update in any way disclosures made in the Form 10-Q.   No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE COMPANY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

 FOR THE THREE‑MONTH PERIODS ENDED OCTOBER 31, 2011 AND 2010

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

CONTENTS

Condensed Consolidated Interim Balance Sheets	F-1
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-2
Condensed Consolidated Interim Statements of Cash Flow	F-3
Notes to Condensed Consolidated Interim Financial Statements	F-4 – F-9

	October 31,	July 31,
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Other receivables	$14,625	$12,747
Prepaid expenses	61,900	64,628
Total Current Assets	76,525	77,375
Equipment, Net (note 3)	652	736
Total Assets	$77,177	$78,111

LIABILITIES
Current Liabilities
Bank indebtedness	$27,502	29,412
Accounts payable (note 6)	249,288	171,517
Accrued liabilities (note 6)	107,476	132,625
Due to stockholders (note 4)	1,471,253	1,449,765
Convertible loan payable (note 5)	418,947	416,050
Total Liabilities	2,274,466	2,199,369

Commitments and Contingencies (note 8)

STOCKHOLDERS' DEFICIT
Capital Stock
Class "A" special voting shares, no par value;
30,000,000 shares authorized, 18,107,692 shares issued and outstanding, however deemed to be cancelled	-	-
Common stock, $0.0001 par value per share;
100,000,000 shares authorized; 44,396,202 (July 2011 44,396,202) shares issued and outstanding; 18,107,692 (July 2011 18,107,692) shares deemed issued and outstanding	6,250	6,250
Additional Paid‑In Capital	2,810,602	2,810,602
Accumulated Other Comprehensive Loss	(313,706)	(385,396)
Accumulated Deficit During the Development Stage	(4,700,435)	(4,552,714)
Total Stockholders' Deficit	(2,197,289)	(2,121,258)
Total Liabilities and Stockholders' Deficit	$77,177	$78,111

			Cumulative
			from Inception
			(July 29,
			2002)
	Three Months	Three Months	through
	Ended	Ended	October 31,
	October 31,	October 31,	2011
	2011	2010

Sales	$-	$-	$-
Cost of Sales	-	-	-

Gross Loss	-	-	-

Expenses
General and administrative (note 6)	107,556	107,741	3,275,197
Foreign exchange loss (gain)	6	(1)	(32,626)
Depreciation and amortization	53	73	56,116

Total Expenses	107,615	107,813	3,298,687

Loss from Operations	(107,615)	(107,813)	(3,298,687)

Other (Expenses) Income
Gain on sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,129,247
Other income	-	-	84,628
Interest and financing costs (note 6)	(40,106)	(30,869)	(1,050,015)

Total Other (Expenses) Income	(40,106)	(30,869)	163,860

Loss Before Income Taxes and Discontinued Operations	(147,721)	(138,682)	(3,134,827)
Benefit from income taxes (note 7)	-	-	56,703

Loss before Discontinued Operations	(147,721)	(138,682)	(3,078,124)
Loss from Discontinued Operations, net of tax	-	-	(1,622,311)

Net Loss	(147,721)	(138,682)	(4,700,435)
Foreign currency translation adjustments	71,690	(11,390)	(313,706)

Comprehensive Loss	$(76,031)	$(150,072)	$(5,014,141)

Loss per Share ‑ Basic and Diluted
Continuing Operations	$0.001	$0.003

Weighted Average Number of Shares Outstanding During the Periods ‑ Basic and Diluted	62,503,894	57,503,894

			Cumulative from
			July 29, 2002 (Date
			of Inception) through
	2011	2010	October 31, 2011
Cash Flows from Operating Activities
Net loss	$(147,721)	$(138,682)	$(4,700,435)
Adjustments for:
Accretion on convertible loan payable	-	-	75,442
Interest on convertible loan payable	-	-	30,250
Depreciation and amortization	53	73	56,116
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Changes in non‑cash working capital, net of effects from acquisition:
Accounts receivable	-	-	(46,405)
Other receivables	(1,877)	(2,375)	(14,624)
Prepaid expenses	2,728	1,451	(61,900)
Accounts payable	77,772	4,079	249,288
Accrued liabilities	(25,149)	1,918	107,476

Net Cash Used in Operating Activities	(94,194)	(133,536)	(5,434,039)
Net Cash Used in Operating Activities from Discontinued Operations	-	-	(1,904,921)

	(94,194)	(133,536)	(7,338,960)

Cash Flows from Financing Activities
Proceeds from bank overdraft	(1,910)	177	27,502
Increase in long-term loan payable	-	-	1,212,192
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	4,375	4,287	314,983
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayment to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	21,488	140,469	1,471,253
Stock issuance costs	-	-	(162,500)

Net Cash Provided by Financing Activities	23,953	144,933	5,488,751

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,931,479
Acquisition of equipment	-	-	(166,485)

Net Cash Provided by Investing Activities	-	-	1,764,994

Effect of Exchange Rate Change on Cash	70,241	(11,397)	85,215

Change in Cash	-	-	-
Cash ‑ Beginning of Period	-	-	-

Cash ‑ End of Period	$-	$-	$-

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

(3)	Articles of Incorporation and By-laws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)

3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)

3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)

(4)	Instruments defining the rights of security holders, including indentures

4.1	2011 Stock Option Plan

(10)	Material Contracts

10.1	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.2	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.3	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.4	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)

10.5	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

10.6	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)

(21)	Subsidiaries of the Small Business Issuer

21.1	6544797 Canada Ltd.

(31)	Rule 13a-14(a) / 15D – 14a(a) Certifications

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

(32)	Section 1350 Certifications

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer

101*	Interactive Data Files

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*      Filed herewith

**   Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: January 13, 2012	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )