Form 10-Q
period 2012-01-31
AMERICAS WIND ENERGY CORP
filed 2012-03-21
CIK 1265840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			January 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			000-50861
AMERICAS WIND ENERGY CORPORATION
(Exact name of registrant as specified in its charter)
Nevada				20-0177856
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
24 Palace Arch Drive, Toronto, Ontario, Canada				M9A 2S1
(Address of principal executive offices)				(Zip Code)
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
44,396,202 common shares issued and outstanding as of March 15, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the six month period ended January 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE COMPANY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

 FOR THE SIX‑MONTH PERIODS ENDED JANUARY 31, 2012 AND 2011

UNAUDITED

(EXPRESSED IN U.S. DOLLARS)

CONTENTS

Condensed Consolidated Interim Balance Sheets	F-1
Condensed Consolidated Interim Statements of Operations and Comprehensive Loss	F-2
Condensed Consolidated Interim Statements of Cash Flows	F-3
Notes to Condensed Consolidated Interim Financial Statements	F-4 – F-9

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Balance Sheets

January 31, 2012 and July 31, 2011

(Expressed in U.S. Dollars)

	January 31,	July 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Other receivables	$3,186	$12,747
Prepaid expenses	68,429	64,628
Total Current Assets	71,615	77,375
Equipment, net (note 3)	598	736
Total Assets	$72,213	$78,111

LIABILITIES
Current Liabilities
Bank indebtedness (note 4)	$24,470	$29,412
Accounts payable (note 7)	318,980	171,517
Accrued liabilities (note 7)	83,546	132,625
Due to stockholders (note 5)	1,541,183	1,449,765
Convertible loan payable (note 6)	423,063	416,050
Total Liabilities	2,391,242	2,199,369

Commitments and Contingencies (note 9)

STOCKHOLDERS’ DEFICIT
Capital Stock
Class “A” special voting shares, no par value;
30,000,000 shares authorized, 18,107,692 shares
issued and outstanding, however deemed to be
cancelled	-	-
Common stock, $0.0001 par value per share;
100,000 shares authorized; 44,396,202 (July 2011 –
44,396,202) shares issued and outstanding;
18,107,692 (July 2011 – 18,107,692) shares deemed
issue and outstanding	6,250	6,250
Additional Paid-In Capital	2,810,602	2,810,602
Accumulated Other Comprehensive Loss	(300,177)	(385,396)
Accumulated Deficit During the Development Stage	(4,835,704)	(4,552,714)
Total Stockholders’ Deficit	(2,319,029)	(2,121,258)
Total Liabilities and Stockholders’ Deficit	$72,213	$78,111

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

For the Six-Month Periods Ended

January 31, 2012 and July 31, 2011 and Cumulative from Inception (July 29, 2002) through January 31, 2012

(Expressed in U.S. Dollars) Unaudited

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	Cumulative from Inception (July 29, 2002) Through January 31, 2012

Sales	$-	$-	$-	$-	$-
Cost of Sales	-	-	-	-	-
Gross Loss	-	-	-	-	-

Expenses
General and administrative	94,053	113,236	201,609	220,977	3,369,250
Depreciation and amortization	48	69	101	142	56,164
Total Expenses	94,101	113,305	201,710	221,119	3,425,414
Loss from Operations	(94,101)	(113,305)	(201,710)	(221,119)	(3,425,414)

Other Income (Expenses)
Gain on sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	-	-	1,129,247
Other income	-	996	-	996	84,628
Foreign exchange gain	39	2	33	3	32,665
Interest and financing costs	(41,207)	(34,560)	(81,313)	(65,430)	(1,091,222)
Total Other (Expenses) Income	(41,168)	(33,562)	(81,280)	(64,431)	155,318
Loss Before Income Taxes and Discontinued Operations	(135,269)	(146,867)	(282,990)	(285,550)	(3,270,096)
Benefit from income taxes (note 8)	-	-	-	-	56,703
Loss from Discontinued Operations, net of tax	-	-	-	-	(1,622,311)

Net Loss	(135,269)	(146,867)	(282,990)	(285,550)	(4,835,704)
Foreign currency translation adjustments	13,528	(26,840)	85,219	(38,230)	(300,177)
Comprehensive Loss	$(121,741)	$(173,707)	$(197,771)	$(323,780)	$(5,135,881)

Loss per Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding During the Periods – Basic and Diluted	62,503,894	57,503,894	62,503,894	57,503,894

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statements of Cash Flows

For the Six-Month Periods Ended

January 31, 2012 and July 31, 2011 and Cumulative from Inception (July 29, 2002) through January 31, 2012

(Expressed in U.S. Dollars) Unaudited

	2012	2011	Cumulative from July 29, 2002 (Date of Inception) through January 31, 2012
Cash Flows from Operating Activities
Net loss	$(282,990)	$(285,550)	$(4,835,704)
Adjustments for:
Accretion on convertible loan payable	-	-	75,442
Interest on convertible loan payable	-	-	56,164
Depreciation and amortization	101	142	30,250
Gain on sale of investment in EWT B.V. Inc.	-	-	(1,129,247)
Changes in non-cash working capital, net of effects from acquisition:
Accounts receivable	-	-	(46,405)
Other receivables	9,561	(7,158)	(3,186)
Prepaid expenses	(3,801)	5,072	(68,429)
Accounts payable	147,463	54,464	318,980
Accrued liabilities	(49,079)	(14,448)	83,546
Net Cash Used in Operating Activities	(178,745)	(247,478)	(5,518,589)
Net Cash Used in Operating Activities from Discontinued Operations	-	-	(1,904,921)

Cash Flows from Financing Activities
Proceeds from bank overdraft	(4,942)	1,918	24,470
Proceeds from issuance of common stock	-	-	2,550,090
Proceeds from convertible loan payable	7,050	8,964	317,656
Proceeds from issuance of warrants	-	-	75,000
Cash of subsidiary acquired	-	-	231
Increase in advances from investors	-	-	1,321,677
Decrease in advances from investors	-	-	(1,321,677)
Advances from Digital Predictive Systems Inc.	-	-	1,713,046
Repayments to Digital Predictive Systems Inc.	-	-	(1,713,046)
Due to stockholders	91,418	274,851	1,541,183
Increase in long-term loan payable	-	-	1,212,192
Stock issuance costs	-	-	(162,500)
Net Cash Provided by Financing Activities	93,526	285,733	5,558,322

Cash Flows from Investing Activities
Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.	-	-	1,931,479
Acquisition of equipment	-	-	(166,485)
Net Cash Provided by Investment Activities	-	-	1,764,994
Effect of Exchange Rate Change on Cash	85,219	(38,255)	100,194
Change in Cash	-	-	-
Cash – Beginning of Period	-	-	-
Cash – End of Period	$-	$-	$-

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Statements

January 31, 2012 and  2011

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

Going Concern Assumption

The Company's consolidated financial statements are presented on a going concern basis, which contemplates the realization of assets and discharge of liabilities in the normal course of business. The Company's negative working capital and accumulated deficit raise substantial doubt as to its ability to continue as a going concern. As of January 31, 2012, the Company had negative working capital of $2,319,627 and accumulated deficit of $4,835,704.

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Statements

January 31, 2012 and  2011

(Expressed in U.S. Dollars) Unaudited

2.    Summary of Significant Accounting Policies

a)     Basis of Presentation

The accompanying condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10‑Q.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the Company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended January 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2012. The accompanying condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the fiscal year ended July 31, 2011.

3.     Equipment, Net

Equipment comprises the following:

		January 31, 2012		July 31, 2011
		Accumulated		Accumulated
	Cost	Depreciation	Cost	Depreciation

Office equipment	$1,175	$(577)	$1,237	$(501)

Net carrying amount		$598		$736

Depreciation expense charged to operations amounted to $101 and $142 for the six months ended January 31, 2012 and 2011, respectively.

‑ F-5 ‑

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Statements

January 31, 2012 and  2011

(Expressed in U.S. Dollars) Unaudited

4.    Bank Indebtedness

Bank indebtedness is comprised of:

	January 31, 2012	July 31, 2011
Bank overdraft	$24,537	$29,490
Cash	(67)	(78)
	$24,470	$29,412

The Company has an operating line of credit with CIBC of $29,835, of which $24,537 (July 31, 2011 – $29,490) is utilized. The outstanding line of credit is due on demand, unsecured and bears interest at 5% per annum.

5.    Due to Stockholders

The amounts due to stockholders bear interest of 10% per annum, are unsecured and are due on demand.

6.    Convertible Loan Payable

On March 6, 2008, the Company received $350,000 pursuant to a convertible loan agreement.  The convertible loan bears interest at 2% above the Bank of Canada's prime rate per annum (as of January 31, 2012, the Bank of Canada's rate was 3.0%), payable quarterly, is unsecured, and matured on March 6, 2009. As the convertible loan payable was not repaid on March 6, 2009, its maturity date, Smart Goal Investment Limited may, by written notice, exercise its right of conversion in respect of either a portion of or the total outstanding amount of the loan plus accrued interest into shares of the Company at $0.32 per share.  As of January 31, 2012, Smart Goal Investment Limited has not exercised the right of conversion.

At the date of issuance, the conversion feature of the convertible loan was “in‑the‑money.” The intrinsic value of this beneficial conversion feature was $278,560. In accordance with ASC 470-20, “Debt with Conversion and Other Options,” this amount was measured but was not recognized as of January 31, 2012 and will be recorded as additional paid‑in capital when converted.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Statements

January 31, 2012 and  2011

(Expressed in U.S. Dollars) Unaudited

7.    Related Party Transactions

The Company incurred the following amounts with related parties:

		Six Months Ended January 31, 2012	Six Months Ended January 31, 2011
a)	Consulting fees

	Stockholders	$132,974	$132,597

b)	Interest expense

	Stockholders	$72,564	$57,001

These transactions were in the normal course of business and recorded at an exchange value established and agreed upon by the related parties.

Included in accounts payable and accrued liabilities are $160,008 (July 31, 2011 - $31,722) and $48,516 (July 31, 2011 - $82,175), respectively relating to amounts owed to stockholders.

8.    Income Taxes

The Company's current income taxes are as follows:

	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011
Expected income tax recovery at the statutory rate of 28.9% (2011 – 31.9%)	$81,902	$91,030
Translation adjustment	(41)	(60)
Change in valuation allowance	(81,861)	(90,970)
Benefit from income taxes	$-	$-

The components of deferred tax assets (liability) are as follows:

	January 31, 2012	July 31, 2011
Net operating loss carryforwards	$1,900,594	$1,818,693
Other deferred tax assets	293	2,547
Valuation allowance	(1,900,887)	(1,821,240)
Net	$-	$-

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Statements

January 31, 2012 and  2011

(Expressed in U.S. Dollars) Unaudited

8.    Income Taxes (continued)

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

As of January 31, 2012, the Company had $6,519,209 of Federal, provincial and state net operating loss carryforwards (including losses of $338,728 in the U.S.) available to offset future taxable income.  Such carryforwards expire in:

2014	$493,019
2016	22,336
2024	14,848
2025	83,878
2026	7,464
2027	451,086
2028	678,207
2029	3,501,089
2030	464,404
2031	520,130
2032	282,748
$6,519,209

9.    Commitments and Contingencies

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

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Statements

January 31, 2012 and  2011

(Expressed in U.S. Dollars) Unaudited

9.    Commitments and Contingencies (continued)

As repayment of the debt payable by the Company to EWT, EWT will apply the first $2,000,000 of Settlement Payments against the debt amount. Once $2,000,000 has been repaid to EWT, the Settlement Payments will be made to the Company at 50% of the Settlement Payment amount until EWT have retained an aggregate of $4,000,000 in total Settlement Payments (including the initial $2,000,000). Subsequent to that, the Settlement Payments will be paid in full to the Company until the earlier of the $10,000,000 being reached or until the fourth anniversary date of this agreement. If no Settlement Payments are received under the Agreement, the Company will not be committed to repaying the debt. As such, the debt has been removed and offset against the write down of the intangible asset of $2,008,955 in other income in these condensed consolidated financial statements.

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

We provided a sub-license of these rights to EWT-Americas Inc. a wholly owned subsidiary of Emergya Wind Technologies Holdings N.V. and an affiliate of EWT B.V.

The major terms of the transaction which closed effective March 5, 2009 were:

  We sub-license to EWT-Americas our existing rights to market in North America
  EWT- Americas would be the exclusive manufacturer and supplier of EWT wind turbines in North America.

On March 5, 2009, we completed a sublicense agreement with EWT Americas. The complete agreement is available on-line as filed with the SEC.

Summary terms of the agreement were:

  The sublicense agreement gave AWE a royalty of 2.5 % of sales revenue and 12.5% of contribution margin on all sales to companies listed on exhibit A of the agreement over the following 5 years.
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

On February 1, 2010, we received a letter from EWT B.V. claiming that they were (1) terminating the sublicense agreement citing alleged violations of representations and warranties in the agreement; (2) alleging that large orders and opportunities were cancelled due to AWE failures; and (3) alleging amounts owing to EWT of US$2.519 million, were due and payable within 30 days.

Our responses to the allegations are as follows:

  There was no breach of warranty or untrue representation in the sublicense agreement on our part or on the part of Americas Wind Energy Inc.
  The money allegedly owed to EWT was to be paid from future payments and were not due.

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

Employees

As of January 31, 2012, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, and Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

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

Results of Operations

Three and six months summary ending January 31, 2012 and 2011

										Cumulative
										from
										Inception
		Three Months		Three Months		Six Months		Six Months		(July 29, 2002
		Ended		Ended		Ended		Ended		through
		January 31,		January 31,		January 31,		January 31,		January 31,
		2012		2011		2012		2011		2012
Sales	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Cost of Sales	$	Nil	$	Nil	$	Nil	$	Nil	$	Nil
Operating Expenses		$94,101		$113,305		$201,710		$221,119		$3,425,414
Other (Expenses) Income		$(41,168)		$(33,562)		$(81,280)		$(64,431)		$155,318
Net Income (Loss)		$(135,269)		$(146,867)		$(282,990)		$(285,550)		$(3,270,096)

Expenses

Our operating expenses for the three month periods ended January 31, 2012 and 2011 are outlined in the table below:

							Cumulative
							from
							Inception
		Three Months	Three Months		Six Months	Six Months	(July 29, 2002
		Ended	Ended		Ended	Ended	through
		January 31,	January 31,		January 31,	January 31,	January 31,
		2012	2011		2012	2011	2012
General and Administrative		$94,053	$113,236		$201,609	$220,977	$3,369,250
Depreciation and Amortization		$48	$69		$101	$142	$56,164
Foreign Exchange (Gain) Loss		$(39)	$(2)		$(33)	$(3)	$(32,665)
Other income	$	Nil	$996	$	Nil	$996	$84,628

Operating expenses for the three months ended January 31, 2012, decreased by 16.9% as compared to the comparative period in 2011 primarily as a result of reduced business activity.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital
	At	At
	January 31,	July 31,	Percentage
	2012	2011	Increase/Decrease
Current Assets	$71,615	$77,375	(7.4)%
Current Liabilities	$2,391,242	$2,199,369	8.7%
Working Capital	$(2,319,627)	$(2,121,994)	9.3%

Cash Flows
		Six Months		Six Months
		Ended		Ended
		January 31,		January 31,
		2012		2011
Net Cash Used in Operating Activities		$(178,745)		$(247,478)
Net Cash Provided by Financing Activities		$95,333		$285,773
Net Cash Used in Investing Activities	$	Nil	$	Nil
Effect of Exchange Rate Changes		$75,810		$(38,255)
Change In Cash during the Period	$	Nil	$	Nil

As of January 31, 2012, our company had working capital deficit of $2,319,627.

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

Basis of Presentation

The condensed consolidated interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended January 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2012. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of our company for the fiscal year ended July 31, 2011.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
(3)	Articles of Incorporation and By-laws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on October 29, 2003)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 Filed on October 29, 2003)
3.3	Certificate of Amendment filed with the Nevada Secretary of State on June 19, 2006 (incorporated by reference from our Current Report on Form 8-K filed on September 11, 2006)
3.4	Certificate of Amendment filed with the Nevada Secretary of State on October 16, 2006 (incorporated by reference from our Current Report on Form 8-K filed on October 16, 2006)
(4)	Instruments defining the rights of security holders, including indentures
4.1	2011 Stock Option Plan
(10)	Material Contracts
10.1	Sublicense Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.2	GE Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.3	Rural Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.4	Waverly Assignment Agreement dated March 5, 2009 (incorporated by reference from our Current Report on Form 8-K filed on March 11, 2009)
10.5	Consulting Agreement between Mr. Hal Dickout and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)
10.6	Consulting Agreement between Mr. Frank Pickersgill and EWT-Americas Inc. (incorporated by reference from our Quarterly Report on Form 10-Q filed on June 15, 2009)
(21)	Subsidiaries of the Small Business Issuer
21.1	6544797 Canada Ltd., a Canadian corporation
(31)	Rule 13a-14(a) / 15D – 14a(a) Certifications
31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer
101*	Interactive Data Files
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

AMERICAS WIND ENERGY CORPORATION
(Registrant)

Dated: March 21, 2012	/s/ Harold C.F. Dickout
Harold C.F. Dickout
President, Chief Executive Officer, Chairman and
Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer )