Form 10-Q
period 2012-04-30
AMERICAS WIND ENERGY CORP
filed 2012-06-19
CIK 1265840

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

April 30, 2012

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

44,396,202 common shares issued and outstanding as of June 19, 2012.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited consolidated interim financial statements for the three and nine month period ended April 30, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

A DEVELOPMENT STAGE COMPANY

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE-MONTH PERIODS ENDED APRIL 30, 2012 AND 2011

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

F-4 – F-9

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Balance Sheets

April 30, 2012 and July 31, 2011

(Expressed in U.S. Dollars)

April 30,

July 31,

2012

2011

(Unaudited)

(Audited)

ASSETS

Current Assets

Other receivables

$

2,488     $

12,747

Prepaid expenses

139,585

64,628

Total Current Assets

142,073

77,375

Equipment, net (note 3)

553

736

Total Assets

$

142,626     $

78,111

LIABILITIES

Current Liabilities

Bank indebtedness (note 4)

$

18,813     $

29,412

Accounts payable (note 7)

366,769

171,517

Accrued liabilities (note 7)

86,347

132,625

Due to stockholders (note 5)

1,707,860

1,449,765

Convertible loan payable (note 6)

427,356

416,050

Total Liabilities

2,607,145

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

18,107,692 (July 2011 – 18,107,692) shares deemed

issue and outstanding

6,250

6,250

Additional Paid-In Capital

2,810,602

2,810,602

Accumulated Other Comprehensive Loss

(297,375)

(385,396)

Accumulated Deficit During the Development Stage

(4,983,996)

(4,552,714)

Total Stockholders’ Deficit

(2,464,519)

(2,121,258)

Total Liabilities and Stockholders’ Deficit

$

142,626     $

78,111

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statements of Operations and Comprehensive Loss

For the Nine-Month Periods Ended April 30, 2012 and 2011 and

Cumulative from Inception (July 29, 2002) through April 30, 2012

(Expressed in U.S. Dollars)

Unaudited

Cumulative

Three Months

Three Months

Nine Months

Nine Months      from Inception

Ended

Ended

Ended

Ended      (July 29, 2002)

April 30,

April 30,

April 30,

April 30,

Through

2012

2011

2012

2011

April 30, 2012

Sales

$

-     $

-     $

-     $

-      $

-

Cost of Sales

-

-

-

-

-

Gross Loss

-

-

-

-

-

Expenses

General and administrative (note 7)

101,546

93,123

303,162

314,100

3,470,802

Depreciation and amortization

46

66

146

207

56,209

Total Expenses

101,592

93,189

303,308

314,307

3,527,011

Loss from Operations

(101,592)

(93,189)

(303,308)

(314,307)

(3,527,011)

Other Income (Expenses)

Gain on sale of investment in

Emergya Wind Technologies

B.V. Inc.

-

-

-

-

1,129,247

Other income

-

-

-

996

84,628

Foreign exchange gain

3

20

36

23

32,667

Interest and financing costs (note 7)

(46,697)

(38,454)

(128,010)

(103,884)

(1,137,919)

Total Other (Expenses) Income

(46,694)

(38,434)

(127,974)

(102,865)

108,623

Loss Before Income Taxes and

Discontinued Operations

(148,286)

(131,623)

(431,282)

(417,172)

(3,418,388)

Benefit from income taxes (note 8)

-

-

-

-

56,703

Loss Before Discontinued

Operations

(148,286)

(131,623)

(431,282)

(417,172)

(3,361,685)

Loss from Discontinued

Operations, net of tax

-

-

-

-

(1,622,311)

Net Loss

(148,286)

(131,623)

(431,282)

(417,172)

(4,983,996)

Foreign currency translation

adjustments

2,802

(122,839)

88,021

(161,069)

(297,375)

Comprehensive Loss

$

(145,484)    $

(254,462)    $

(343,261)    $

(578,241)    $     (5,281,371)

Loss per Share – Basic and Diluted

$

(0.00)    $

(0.01)    $

(0.01)    $

(0.01)

Weighted Average Number of

Shares Outstanding During the

Periods – Basic and Diluted

62,503,894

62,503,894

62,503,894

62,503,894

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Condensed Consolidated Interim Statements of Cash Flows

For the Nine-Month Periods Ended April 30, 2012 and 2011 and

Cumulative from Inception (July 29, 2002) through April 30, 2012

(Expressed in U.S. Dollars)

Unaudited

Cumulative from

July 29, 2002

(Date of

Inception)

through April

2012

2011

30, 2012

Cash Flows from Operating Activities

Net loss

$

(431,282)    $

(417,172)    $

(4,983,996)

Adjustments for:

Accretion on convertible loan payable

-

-

75,442

Interest on convertible loan payable

-

-

30,250

Depreciation and amortization

146

207

56,210

Gain on sale of investment in EWT B.V. Inc.

-

-

(1,129,247)

Changes in non-cash working capital, net of effects from acquisition:

Accounts receivable

-

-

(46,405)

Other receivables

10,259

(10,119)

(2,488)

Prepaid expenses

(74,957)

(7,400)

(139,585)

Accounts payable

195,249

72,754

366,769

Accrued liabilities

(46,278)

(1,416)

86,347

Net Cash Used in Operating Activities

(346,863)

(363,146)

(5,686,703)

Net Cash Used in Operating Activities from Discontinued Operations

-

-

(1,904,921)

Cash Flows from Financing Activities

Proceeds from bank overdraft

(10,559)

6,209

18,813

Proceeds from issuance of common stock

-

150,000

2,550,090

Proceeds from convertible loan payable

11,306

14,722

323,787

Proceeds from issuance of warrants

-

-

75,000

Cash of subsidiary acquired

-

-

231

Increase in advances from investors

-

-

1,321,677

Decrease in advances from investors

-

-

(1,321,677)

Advances from Digital Predictive Systems Inc.

-

-

1,713,046

Repayments to Digital Predictive Systems Inc.

-

-

(1,713,046)

Due to stockholders

258,095

326,515

1,707,860

Increase in long-term loan payable

-

-

1,212,192

Stock issuance costs

-

-

(162,500)

Net Cash Provided by Financing Activities

258,842

497,446

5,725,473

Cash Flows from Investing Activities

Proceeds from sale of investment in Emergya Wind Technologies B.V. Inc.

-

-

1,931,479

Acquisition of equipment

-

-

(166,485)

Net Cash Provided by Investment Activities

-

-

1,764,994

Effect of Exchange Rate Change on Cash

88,021

(134,300)

101,157

Change in Cash

-

-

-

Cash – Beginning of Period

-

-

-

Cash – End of Period

$

-      $

-      $

-

(The accompanying notes are an integral part of these condensed consolidated interim financial statements.)

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

April 30, 2012 and 2011

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

The  Company's  negative  working  capital  and  accumulated  deficit  raise  substantial  doubt  as  to  its ability  to  continue  as  a  going  concern.  As  of  April  30,  2012,  the  Company  had  negative  working capital of $2,465,072 and accumulated deficit of $4,983,996.

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

April 30, 2012 and 2011

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

3.     Equipment, Net

Equipment comprises the following:

April 30, 2012

July 31, 2011

Accumulated

Accumulated

Cost

Depreciation

Cost

Depreciation

Office equipment

$

1,175     $

(622)    $

1,237     $

(501)

Net carrying amount

$

553

$

736

Depreciation  expense  charged  to  operations  amounted  to  $146  and  $207  for  the  nine  months  ended

April 30, 2012 and 2011, respectively.

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

April 30, 2012 and 2011

(Expressed in U.S. Dollars)

Unaudited

4.     Bank Indebtedness

Bank indebtedness is comprised of:

April 30,

July 31,

2012

2011

Bank overdraft

$

19,593     $

29,490

Cash

(780)

(78)

$

18,813     $

29,412

The  Company  has  an  operating  line  of  credit  with  CIBC  of  $29,832,  of  which  $19,593  (July  31,

2011 – $29,490) is outstanding. The outstanding line of credit is due on demand and bears interest at

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

30,  2012,  the  Bank  of  Canada's  rate  was  3.0%),  payable  quarterly,  is  unsecured,  and  matured  on

March  6,  2009.  As  the  convertible  loan  payable  was  not  repaid  on  March  6,  2009,  its  maturity  date,

Smart  Goal  Investment  Limited  may,  by  written  notice,  exercise  its  right  of  conversion  in  respect  of either  a  portion  of  or  the  total  outstanding  amount  of  the  loan  plus  accrued  interest  into  shares  of  the

Company  at  $0.32  per  share.    As  of  April  30,  2012,  Smart  Goal  Investment  Limited  has  not

exercised the right of conversion.

At  the  date  of  issuance,  the  conversion  feature  of  the  convertible  loan  was  “in-the-money.”  The intrinsic  value  of  this  beneficial  conversion  feature  was  $278,560.  In  accordance  with  ASC  470-20,

“Debt with Conversion and Other Options,” this amount was measured but was not recognized as of

April 30, 2012 and will be recorded as additional paid-in capital when converted.

7.     Related Party Transactions

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

April 30, 2012 and 2011

(Expressed in U.S. Dollars)

Unaudited

The Company incurred the following amounts with related parties:

Nine Months

Nine Months

Ended

Ended

April 30, 2012

April 30, 2011

a)     Consulting fees

Stockholders

$

201,103     $

201,920

b)     Interest expense

Stockholders

$

114,886     $

91,394

These  transactions  were  in  the  normal  course  of  business  and  recorded  at  an  exchange  value established and agreed upon by the related parties.

Included  in  accounts  payable  and  accrued  liabilities  are  $208,479  (July  31,  2011  -  $31,722)  and

$48,244 (July 31, 2011 - $82,175), respectively relating to amounts owed to stockholders.

8.     Income Taxes

The Company's current income taxes are as follows:

Nine Months

Nine Months

Ended April 30,

Ended April 30,

2012

2011

Expected income tax recovery at the statutory rate

of 28.9% (2011 – 31.9%)

$

124,791     $

132,997

Translation adjustment

(42)

(88)

Change in valuation allowance

(124,749)

(132,909)

Benefit from income taxes

$

-     $

-

The components of deferred tax assets (liability) are as follows:

April 30,

July 31,

2012

2011

Net operating loss carryforwards

$

1,943,484     $

1,818,693

Other deferred tax assets

305

2,547

Valuation allowance

(1,943,789)

(1,821,240)

Net

$

-     $

-

AMERICAS WIND ENERGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

April 30, 2012 and 2011

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

As  of  April  30,  2012,  the  Company  had  $6,667,451  of  Federal,  provincial  and  state  net  operating loss  carryforwards  (including  losses  of  $341,102  in  the  U.S.)  available  to  offset  future  taxable income.  Such carryforwards expire in:

2014

$

493,019

2016

22,336

2024

14,848

2025

83,878

2026

7,464

2027

451,086

2028

678,207

2029

3,501,089

2030

464,404

2031

520,130

2032

430,990

$      6,667,451

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

April 30, 2012 and 2011

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

Effective March 5, 2009, we entered into a sublicense agreement with Americas Wind Energy Inc. (“AWE”), our

Ontario subsidiary company, Emergya Wind Technologies B.V., a Netherlands company and EWT-Americas Inc., a

Delaware corporation, wherein we agreed to grant to EWT-Americas an exclusive sublicense of all of our rights under a master license agreement dated April 23, 2004.

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

We provided a sub-license of these rights to EWT-Americas Inc. a wholly owned subsidiary of Emergya Wind

Technologies Holdings N.V. and an affiliate of EWT B.V.

The major terms of the transaction which closed effective March 5, 2009 were:

•      We sub-license to EWT-Americas our existing rights to market in North America.

•      EWT-  Americas  would  be  the  exclusive  manufacturer  and  supplier  of  EWT  wind  turbines  in  North

America.

On March 5, 2009, we completed a sublicense agreement with EWT Americas. The complete agreement is available on-line as filed with the SEC.

Summary terms of the agreement were:

•      The sublicense agreement gave AWE a royalty of 2.5 % of sales revenue and 12.5% of contribution margin on all sales to companies listed on exhibit A of the agreement over the following 5 years.

•      The royalty payments were capped at $28 million.

•      EWT  Americas  took  over  all  AWE  projects  except  two  and  was  completing  these  two  projects  for  our company.

•      The  costs  to  complete  these  two  projects  plus  additional  monies  owed  to  EWT  for  materials  was  being taken out of our royalty payments at the rate of 25% of each royalty payment until completed.

•      We cannot compete with EWT Americas in the wind turbine business.

On February 1, 2010, we received a letter from EWT B.V. claiming that they were (1) terminating the sublicense agreement citing alleged violations of representations and warranties in the agreement; (2) alleging that large orders and opportunities were cancelled due to AWE failures; and (3) alleging amounts owing to EWT of US$2.519 million, were due and payable within 30 days.

Our responses to the allegations were as follows:

•      There was  no breach of warranty or  untrue representation in  the sublicense agreement on our part or on  the part of Americas Wind Energy Inc.

•      The money allegedly owed to EWT was to be paid from future payments and were not due.

Our company rejected the claims in the letter and we entered into settlement discussions with EWT and EWT-

Americas (together “EWT”). These discussions have resulted in a settlement agreement dated as of April 28, 2010,

which became effective on June 11, 2010.

A summary of the key terms of the settlement agreement is as follows:

•      We  will  be  paid  a  fee  with  respect  to  sales  by  EWT.  of  600KW  to  1MW  wind  turbines  in  the  territory

covered   by   the   original   license   agreement   over   the   next   four   years   subject   to   a   maximum   cap   of

$10,000,000.

•      As  repayment  of  the  debt  payable  by  our  company  to  EWT,  EWT  will  apply  the  first  $2,000,000  of settlement  payments  against  the  debt  amount.  Once  $2,000,000  has  been  repaid  to  EWT,  the  settlement payments  will be made to our company at 50% of the settlement payment amount until EWT have retained an  aggregate  of  $4,000,000  in  total  settlement  payments  (including  the  initial  $2,000,000).  Subsequent  to that,  the  settlement  payments  will  be  paid  in  full  to  our  company  until  the  earlier  of  the  $10,000,000  being reached  or  until  the  fourth  anniversary date of  the agreement.  If  no  settlement  payments  are received  under the agreement, our company will not be committed to repaying the debt.

•      The consulting contracts with H. C. Dickout and F. D. Pickersgill were reinstated.

•      The  settlement  agreement  is  conditioned  upon  and  was  not  effective  unless  EWT  reaches  agreement  with former  customers  of  our  company  or  EWT  waives  the  claim,  which  condition  was  satisfied  by  EWT waiving the condition effective June 11, 2010.

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

$10 million until June 2014 from the settlement agreement payments.

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

Prospects look good in the current political environment of support for renewable but results cannot be assured.

Our ability to develop new business in the current market environment may take some time.

Employees

As of April 30, 2012, we had two employees consisting of Harold Dickout, our chief executive officer, president and chairman, and Frank Pickersgill, our secretary. We plan to hire additional employees when circumstances warrant.

Going Concern

There may be some doubt about our ability to continue as a going concern.

Our company’s continuance as a going concern is dependent on its directors and principal stockholders in providing financial support in the short term and receiving sufficient sublicense payments to discharge our company’s liabilities. In the event that these are not achieved, the assets may not be realized or liabilities discharged at their carrying amounts, and differences from the carrying amounts reported in these consolidated financial statements could be material.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Results of Operations

Three and nine months summary ending April 30, 2012 and 2011

Cumulative

from

Inception

Three Months      Three Months      Nine Months

Nine Months

(July 29, 2002)

Ended

Ended

Ended

Ended

through

April 30,

April 30,

April 30,

April 30,

April 30,

2012

2011

2012

2011

2012

Sales

$

Nil    $

Nil   $

Nil    $

Nil    $

Nil

Cost of sales

$

Nil    $

Nil   $

Nil    $

Nil    $

Nil

Operating expenses

$

101,592    $

93,189   $

303,308    $

314,307    $

3,527,011

Other (expenses) income

$

(46,694)  $

(38,434) $

(127,974)   $

(102,865)   $

108,623

Net income (loss)

$

(148,286)  $

(131,623) $

(431,282)   $

(417,172)   $

(3,418,388)

Expenses

Our operating expenses for the three and nine month periods ended April 30, 2012 and 2011 are outlined in the table below:

Cumulative

from

Inception

Three Months

Three Months

Nine Months     Nine Months

(July 29, 2002)

Ended

Ended

Ended

Ended

through

April 30,

April 30,

April 30,

April 30,

April 30,

2012

2011

2012

2011

2012

General and administrative

$

101,546     $

93,123     $

303,162  $

314,100    $

3,470,802

Depreciation and amortization

$

46     $

66     $

146  $

207    $

56,210

Foreign exchange (gain) loss

$

(3)   $

(20)    $

(36)$

(23)  $

(32,667)

Other income

$

Nil     $

Nil     $

Nil  $

996    $

84,628

Operating expenses for the three months ended April 30, 2012, increased by 9.0% as compared to the comparative period in 2011 primarily as a result of increased business activity.

Operating expenses for the nine months ended April 30, 2012, decreased by 3.5% as compared to the comparative period in 2011 primarily as a result of reduced business activity.

Equity Compensation

We currently do not have any stock option or equity compensation plans or arrangements.

Liquidity and Financial Condition

Working Capital

At

At

April 30,

July 31,

Percentage

2012

2011

Increase/Decrease

Current Assets

$

142,073     $

77,375

83.6%

Current Liabilities

$

2,607,145     $

2,199,369

18.5%

Working Capital

$

(2,465,072)    $

(2,121,994)

16.2%

Cash Flows

Nine Months

Nine Months

Ended

Ended

April 30,

April 30,

2012

2011

Net Cash Used in Operating Activities

$

(346,863)   $

(363,146)

Net Cash Provided by Financing Activities

$

258,842    $

497,446

Net Cash Used in Investing Activities

$

Nil    $

Nil

Effect of Exchange Rate Changes

$

88,021    $

(134,300)

Change In Cash during the Period

$

Nil    $

Nil

As of April 30, 2012, our company had working capital deficit of $2,465,072.

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

Basis of Presentation

The condensed consolidated interim financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of our company's management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended April 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year ending July 31, 2012. The condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of our company for the fiscal year ended July 31, 2011.

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

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA),

formerly the National Association of Securities Dealers or NASD, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-

institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the

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

Description

Number

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

(32)

Section 1350 Certifications

32.1*

Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive

Officer and Chief Financial Officerr

101*

Interactive Data Files

101.INS

XBRL Instance Document

101.SCH

XBRL Taxonomy Extension Schema Document

101.CAL

XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF

XBRL Taxonomy Extension Definition Linkbase Document

101.LAB

XBRL Taxonomy Extension Label Linkbase Document

101.PRE

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

/s/ Harold C.F. Dickout

Dated:  June 19, 2012

Harold C.F. Dickout

President, Chief Executive Officer, Chairman and

Director

(Principal Executive Officer, Principal Financial Officer

and Principal Accounting Officer )

13